Form 10QSB
period 2005-06-30
Siouxland Ethanol, LLC
filed 2005-09-22
CIK 1320050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2005
OR

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
For the transition period from                to               .
COMMISSION FILE NUMBER 333-123473
SIOUXLAND ETHANOL, LLC
(Exact name of small business issuer as specified in its charter)

Nebraska (State or other jurisdiction of incorporation or organization)	22-3902184 (I.R.S. Employer Identification No.)
110 East Elk Street, Jackson, Nebraska 68743
(Address of principal executive offices)
(402) 632-2676
(Issuer’s telephone number)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date: As of August 31, 2005, there were 195 membership units outstanding.
Transitional Small Business Disclosure Format (Check one): ☐ Yes ☒ No

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Condensed Balance Sheet

June 30,
ASSETS	2005
(Unaudited)

Current Assets
Cash	$558,849
Prepaid and other	186

Total current assets	559,035

Property And Equipment
Office equipment	4,805
Less accumulated depreciation	(326)

Net property and equipment	4,479

Other Assets
Deferred offering costs	260,931
Land options	7,000

267,931

Total Assets	$831,445

June 30,
LIABILITIES AND EQUITY	2005
(Unaudited)

Current Liabilities
Accounts payable	$101,701
Accrued expenses	2,857

Total current liabilities	104,558

Commitments And Contingencies

Members’ Equity
Member contributions, 195 units outstanding at June 30, 2005	975,000
Deficit accumulated during development stage	(248,113)

Total members’ equity	726,887

Total Liabilities And Members’ Equity	$831,445

Notes to Financial Statements are an integral part of this Statement.

SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Condensed Statement of Operations

	Quarter Ended	Nine Months Ended	From Inception
	June 30,	June 30,	(August 12, 2004)
	2005	2005	to June 30, 2005
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—

Operating Expenses
Professional fees	70,474	176,072	208,702
General and administrative	16,594	39,124	39,411

Total	87,068	215,196	248,113

Operating Loss	(87,068)	(215,196)	(248,113)

Net Loss	$(87,068)	$(215,196)	$(248,113)

Net Loss Per Unit (195, 169, and 144 weighted average units outstanding, respectively)	$(446.50)	$(1,273.35)	$(1,723.01)

Notes to Financial Statements are an integral part of this Statement.

SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Condensed Statement of Cash Flows

	Nine Months Ended	From Inception
	June 30,	(August 12, 2004)
	2005	to June 30, 2005
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities
Net loss	$(215,196)	$(248,113)
Adjustments to reconcile net loss to net cash from operations:
Depreciation	326	326
Change in assets and liabilities
Prepaid and other	(186)	(186)
Accounts payable	25,633	57,013
Accrued expenses	2,857	2,857

Net cash used in operating activities	(186,566)	(188,103)

Cash Flows from Investing Activities
Payment for land options	(7,000)	(7,000)
Capital expenditures	(4,805)	(4,805)

Net cash used in investing activities	(11,805)	(11,805)

Cash Flows from Financing Activities
Member contributions	925,000	975,000
Payments for deferred offering costs	(214,993)	(216,243)

Net cash provided by financing activities	710,007	758,757

Net Increase in Cash	511,636	558,849

Cash — Beginning of Period	47,213	—

Cash — End of Period	$558,849	$558,849

Supplemental Disclosure of Noncash Investing and Financing Activities

Deferred offering costs included in accounts payable	$44,688	$44,688

Notes to Financial Statements are an integral part of this Statement.

SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
June 30, 2005
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and foot note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements included in the Form SB-2 for the fiscal year ended September 30, 2004.
In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting of normal recurring accruals) that we considered necessary to present fairly the Company’s results of operations, financial position and cash flows. The results reported in these condensed interim financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.
Nature of Business
Siouxland Ethanol, LLC, (a Nebraska Limited Liability Company) was organized to pool investors to build a 50 million gallon annual production ethanol plant in Dakota County, Nebraska. Construction is anticipated to begin in 2005 with expected completion in spring 2007. As of June 30, 2005, the Company is in the development stage with its efforts being principally devoted to equity raising and organizational activities.
Fiscal Reporting Period
The Company adopted a fiscal year ending September 30 for reporting financial operations.
Accounting Estimates
Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.
Significant estimates include the deferral of expenditures for offering costs which are dependent upon successful financing and project development, as discussed below. It is at least reasonably possible that these estimates may change in the near term.
Cash
The Company maintains its accounts primarily at one financial institution. At times throughout the year, the Company’s cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation.
Equipment
Equipment is stated at the lower of cost or estimated fair value. Depreciation is provided over an estimated useful life by use of the straight line depreciation method. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.

SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
June 30, 2005
Deferred Offering Costs
The Company defers the costs incurred to raise equity financing until that financing occurs. At such time that the issuance of new equity occurs, these costs will be netted against the proceeds received; or if the financing does not occur, they will be expensed.
Income Taxes
Siouxland Ethanol, LLC is treated as a partnership for federal and state income tax purposes, and generally does not incur income taxes. Instead its earnings and losses are included in the income tax returns of its members. Therefore, no provision or liability for federal or state income taxes has been included in these financial statements.
Recently Issued Accounting Pronouncements
The Financial Accounting Standards Board (FASB) has issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The Statement establishes standards for how an issuer classifies and measures certain financial instruments.
Management does not expect the implementation of this pronouncement or other recently issued pronouncements to have a significant effect on the Company’s financial statements.
2. DEVELOPMENT STAGE ENTERPRISE
The Company was formed on August 12, 2004 to have a perpetual life. The Company was initially capitalized by members who contributed an aggregate of $100,000 for 20 membership units. Additionally, the Company was further capitalized by additional members, contributing an aggregate of $875,000 for 175 units.
Income and losses are allocated to all members based upon their respective percentage of units held. See Note 3 for further discussion of members’ equity.
3. MEMBERS’ EQUITY
As specified in the Company’s operating agreement, the Company is authorized to issue an unlimited number of membership units. The Company has one class of membership units, which includes certain transfer restrictions as specified in the operating agreement and pursuant to applicable tax and securities laws.
Registration Statement
The Board voted on March 21, 2005 to prepare a public offering and filed a Form SB-2 Registration Statement with the Securities and Exchange Commission (SEC). The Registration Statement offers up to 4,600 units for sale at $10,000 per unit ($46,000,000). The minimum purchase is two units for a minimum investment of $20,000; additional purchases may be made in one unit increments. A potential investor must submit a 10% deposit with their subscription agreement and execute a promissory note for the remaining balance, due upon 20 days notice from the Board. All subscription proceeds including the deposit will be held in escrow until the Company meets the requirements for breaking escrow, including receiving a debt financing commitment on the ethanol plant. The Registration Statement was declared effective in August 8, 2005.
As of the date of this report, the Company had subscriptions for 3,584 units.

SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
June 30, 2005
4. COMMITMENTS AND CONTINGENCIES
Design build letter of intent
The total cost of the project, including the construction of the ethanol plant and start-up expenses, is expected to approximate $80,500,000. The Company has signed a letter of intent with a contractor to design and build the ethanol plant at a total contract price of approximately $56,619,000. The letter of intent shall terminate on December 31, 2005 unless the basic size and design of the facility have been agreed upon, a specific site or sites have been determined and agreed upon, and at least 10% of the necessary equity has been raised. Further, the letter of intent terminates at December 31, 2006 unless financing for the facility has been secured. Either of the termination dates may be extended upon mutual written agreement. The Company anticipates funding the development of the ethanol plant by raising equity of at least $15,000,000 on the Offering and securing financing for up to $65,500,000. As of the date of this report, the Company has received subscriptions in excess of the minimum offering amount. The amount of debt financing needed depends on the amount of equity raised and collected in the Offering. An employee of the contractor is a member and director of the Company.
Land contracts
In November 2004, the Company entered into a contract with an unrelated party to have the option to purchase approximately 50 acres of land in Dakota County Nebraska, for $8,000 per acre. The Company paid $1,000 for this option. The initial option extends until December 31, 2005, but the Company has the right to extend the option for up to two additional ninety day terms. If the option is exercised during the time permitted, the $1,000 deposit will be applied to the purchase price. The Company’s comprehensive plan for construction of an ethanol plant contemplates using this site, in conjunction with the two sites discussed below. These three sites are adjacent to each other and are anticipated to be the site of the ethanol plant.
In January 2005, the Company entered into a contract with an unrelated party to have the option to purchase approximately 8 acres of land in Dakota County Nebraska, for $8,000 per acre. The Company paid $1,000 for this option. The initial option extends until December 31, 2005, but the Company has the right to extend the option for up to two additional ninety day terms. If the option is exercised during the time permitted, the $1,000 deposit will be applied to the purchase price.
In February 2005, the Company entered into a contract with an unrelated party to have the option to purchase approximately 7 acres of land in Dakota County Nebraska, for a total purchase price of $250,000, including the purchase of the residence and one acre of land for $175,000 and the remaining buildings and 6 acres of land for an additional $75,000. The Company paid $2,500 for this option. The initial option extends until December 31, 2005, but the Company has the right to extend the option for up to two additional ninety day terms, and each extended option will include an additional option fee of $2,000. If the option is exercised during the time permitted, the $2,500 deposit and any subsequent option fees will be applied to the purchase price.
The Company entered into another option with an unrelated party to purchase land in November 2004, for approximately 33 acres of land in Dakota County Nebraska, for $8,500 per acre. The Company paid $1,000 for this option. The initial option extends until December 31, 2005, but the Company has the right to extend the option for up to two additional ninety day terms. If the option is exercised during the time permitted, the deposit will be applied to the purchase price. This option contract is for a back-up site for the ethanol plant, in the event that the site with the three land option contracts discussed above is not feasible.
Consulting contracts
In October 2004, the Company entered into a consulting agreement, beginning November 1, 2004 and continuing until twelve months after the completion date, with an unrelated party to provide consulting and project management services for supplies of natural gas and electricity to the plant. The agreement shall be month-to-month after the initial term until either party, with 30 days written notice, terminates the agreement. For these services, the

SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
June 30, 2005
Company will pay $2,900 per month plus pre-approved travel expenses. As of July 1, 2005, the consultant and the Company agreed to suspend billing of the initial agreement and will continue billing once the equity drive is complete.
In January 2005, the Company entered into a consulting agreement with two related parties to provide services relating to contract negotiation, marketing, and the securing of debt financing. The Company paid the first consultant a one-time fee of $25,000 and will pay $1,500 per week for the consulting services. Additionally, the Company will pay a one-time cash bonus of $35,000 and issue four units in equity securities upon the Company’s successful execution of a definitive debt financing agreement of a binding commitment for debt financing and the loan transaction contemplated by such commitment closes and is funded. The agreement has no term, but may be terminated at any time by either party upon fourteen days notice. This consultant is a member and director of the Company as well as engaged as a consultant for the Company’s general contractor. The Company paid the second consultant a one time payment of $5,000 and $750 per week for the consulting services. The Company will also pay the second consultant a one-time cash bonus of $5,000 and issue two units in equity securities upon the Company’s successful execution of a definitive debt financing agreement of a binding commitment for debt financing and the loan transaction contemplated by such commitment closes and is funded. The agreement has no term, but may be terminated at any time by either party upon fourteen days notice. This second consultant is also a member and director of the Company.
Utility and construction contracts
In November 2004, the Company entered into an agreement with an unrelated party to assist in coordinating and negotiating with the mainline railroad as well as providing other railroad consulting services.
In December 2004, the Company signed an agreement with an unrelated party for a national pollution discharge permit system and well permitting assistance and other on call services for the project at hourly rates as set forth in the agreement for work performed through 2005.
In December 2004, the Company entered into an agreement with an unrelated party for environmental permitting for the plant. The agreement sets forth hourly rates for services and fees for specified services. The Company may terminate this agreement without cause with 30 day written notice. The consultant may terminate this agreement upon seven days written notice.
In March 2005, the Company signed a letter of agreement with an unrelated party to provide a geotechnical investigation for the project for a fee of $20,750. Subsequent to June 30, 2005, this agreement was amended to include additional services of $2,500.

Item 2. Management’s Discussion and Analysis and Plan of Operations.
Forward Looking Statements
     This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:
•	Investors’ ability to pay the outstanding balances on promissory notes after the closing of the offering;

•	Our ability to obtain the debt financing necessary to construct and operate our plant;

•	Our ability to enter into binding agreements with Fagen, Inc. and ICM, Inc. to build our plant;

•	Changes in our business strategy, capital improvements or development plans;

•	Construction delays and technical difficulties in constructing the plant;.

•	Changes in the environmental regulations that apply to our plant site and operations;

•	Ability to secure marketing services;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in the availability and price of natural gas and the market for distillers grains;

•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);

•	Changes and advances in ethanol production technology; and

•	Competition from alternative fuel additives.
     Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described in this report. We are not under any duty to update the forward-looking statements contained in this report. We cannot guarantee future results, levels of activity, performance or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.
Overview
     Siouxland Ethanol, LLC is a development-stage Nebraska limited liability company. It was formed on August 12, 2004 for the purpose of constructing and operating a 50 million gallon dry mill corn-processing ethanol plant near Jackson, Nebraska. Based upon engineering specifications produced by Fagen, Inc., we expect that the plant will annually consume approximately 18.5 million bushels of corn and as much as 1,600,000 Million British Thermal Units (“MMBtu”) of natural gas per month and produce approximately 50 million gallons of fuel grade ethanol and 160,000 tons of distillers grains for animal feed each year.
     We expect the project will cost approximately $80,500,000 to complete. This includes approximately $56,619,000 to build the plant and an additional $23,881,000 in other capital expenditures and working capital. Except for the letter of intent with Fagen, Inc., we do not have any binding or non-binding agreements with any contractor for the labor or materials necessary to build the plant. As a result, our anticipated total project cost is not a firm estimate and is expected to change from time to time as the project progresses.
     We plan to finance our project with a combination of equity and debt capital. During the time period beginning with Siouxland Ethanol’s formation on August 12, 2004 and ending on November 19, 2004, we raised $975,000 in seed capital through a private placement. We filed a Registration Statement for an initial public offering of our units with the Securities and Exchange Commission on Form SB-2 (SEC Registration No. 333-123473), as amended, which became effective on August 8, 2005. We also registered the units with the state securities authorities in Nebraska, Iowa and South Dakota. We plan to raise a minimum of $15,000,000 and a maximum of $46,000,000 in the offering and secure the balance needed to construct the plant through federal, state and local grants and debt financing. At this time, we have received subscriptions in excess of the minimum amount of $15,000,000. We will require a significant amount of debt financing to complete our project. Although we have contacted and conducted limited discussions with prospective lenders, we have no agreement with any lender for the debt financing that we need. If we do not secure the necessary debt financing, we will not be able to construct our proposed ethanol plant and may have to abandon our business.
     We are still in the development phase, and until the proposed ethanol plant is operational, we will generate no revenue. We anticipate that accumulated losses will continue to increase until the ethanol plant is operational. We currently estimate that completion of the construction of the plant will take 14 to 16 months after construction commences. Our anticipated completion date is scheduled for Spring 2007.
Plan of Operations to Start-Up of the Ethanol Plant
     As of the date of this report, we have received subscriptions in excess of the minimum offering amount; however, we have not closed the offering and have not broken escrow. We expect to spend at least the next 12 months focused on project capitalization, site acquisition and development, plant construction and preparing for start-up operations. We expect our seed capital proceeds to supply us with enough cash to cover our costs, including staffing, office costs, audit, legal, compliance and staff training, until we close the offering and procure debt financing. Assuming the successful completion of the offering and execution of loan closing agreements, we expect to have sufficient cash on hand to cover all costs associated with construction of the project, including, but not limited to, site acquisition and development, utilities, construction and equipment acquisition.
Plan of Operations Before Completion of the Offering
     Before we close the offering, we expect to continue working principally on the preliminary design and development of our proposed ethanol plant; the acquisition and development of a plant site in Dakota County, Nebraska; obtaining the necessary construction permits; collecting offering proceeds from investors; identifying potential sources of debt financing; and negotiating the corn supply, ethanol and distillers grains marketing, utility and other contracts. We currently have one full-time employee engaged in these preliminary matters. We expect to hire 32 full-time employees before plant operations begin. We plan to fund these activities and initiatives using the $975,000 of seed capital raised through our private placement. We believe that our existing funds will provide us with sufficient liquidity to fund the developmental, organizational and financing activities necessary to advance our project and permit us to continue these preliminary activities through the end of the offering. If we are unable to obtain other funds following the closing of the offering, we may need to discontinue plant construction.
     As of the date of this report, we have received subscriptions from investors totaling $35,840,000. Our subscription procedures required subscribers to send 10% of the amount due at the time they signed the subscription agreement. At that time, investors were also required to provide a promissory note for the remainder. We are currently beginning to accept subscription agreements and collect funds pursuant to the promissory notes. We may not ultimately be able to collect all funds owed to us by investors under the subscription agreements. We will not close on the offering until we have cash deposits in our escrow account in excess of the minimum offering amount of $15,000,000.
     During the time preceding closing of the offering, we will identify and interview senior bank lenders to obtain needed debt financing. We have begun this process by identifying regional lenders that are able to fund projects of the size of our plant and inviting these lenders to inform us of their level of interest in offering us debt financing. We expect the next step will be to determine which of these lenders would provide us with the most favorable terms. We expect to have the senior bank loan commitment from a major financing institution or institutions in place shortly after the closing of the offering.
     We have executed a letter of intent with Fagen, Inc. who has agreed to enter into good faith negotiations with us to prepare definitive agreements for financial, design and construction services, and we are currently in the process of negotiating a design-build contract. We expect that initial start-up and operations of the plant will also be under the general direction and guidance of Fagen, Inc. employees and our own personnel, who will have experience in ethanol production or will have received on-site training provided by Fagen, Inc. We further anticipate that additional on-site support will be provided by Fagen, Inc. for the first 30 days of plant operation.
Plan of Operations After Completion of the Offering and Before Receipt of Debt Financing Funds
     As of the date of this report, we have received subscriptions from investors totaling $35,840,000. Pursuant to our subscription procedures, at the time they filled out the subscription agreement, investors were required to send only 10% of the amount due to us, along with a promissory note for the remainder. Therefore, at this time we are beginning to accept subscription agreements and collect funds pursuant to the promissory notes. Ultimately we may not be able to collect all funds owed to us by investors under the subscription agreements. We will not close on the Offering until we have cash deposits in our escrow account in excess of the minimum offering amount of $15,000,000.
     We must also secure a written debt financing commitment for the debt financing that we need. A debt financing commitment obligates the lender to lend us the debt financing that we need if we satisfy all the conditions of the commitment. These conditions may include, among others, the total cost of the project being within a specified amount; the receipt of engineering and construction contracts acceptable to the lender; evidence of the issuance of all permits, acceptable insurance coverage and title commitment; the contribution of a specified amount of equity; and attorney opinions. At this time, we do not know what business and financial conditions will be imposed on us by our lender. We may not satisfy the loan commitment conditions before closing the offering, or at all. If this occurs we may:
•	commence construction of the plant using all or a part of the equity funds raised while we seek another debt financing source;

•	hold the equity funds raised indefinitely in an interest-bearing account while we seek another debt financing source;

•	return the equity funds, if any, to investors with accrued interest, after deducting the currently indeterminate expenses of operating our business or partially constructing the plant before we return the funds.
     While the foregoing alternatives may be available, we do not expect to begin substantial plant construction activity before satisfying the loan commitment conditions or closing the loan transaction because it is very likely that Fagen, Inc. and any lending institution would prohibit substantial plant construction activity until satisfaction of loan commitment conditions or loan closing. In the unlikely event that the loan commitment and Fagen, Inc. permit us to spend equity proceeds prior to closing the loan and obtaining loan proceeds, we may decide to spend equity proceeds on project development expenses, such as securing critical operating contracts or owner’s construction costs such as site development expenses. If we decided to proceed in that manner, based on the amount of subscriptions we have received to date, we expect that we would be able to satisfy our cash requirements for approximately four to five months.
Plan of Operations After Completion of Offering and Receipt of Debt Financing
     We plan to build our plant near Jackson, Nebraska. Jackson is located in eastern Nebraska. We have purchased three real estate options on three adjacent parcels that together we expect will constitute our final plant site. Two of the initial real estate options were later consolidated into one option agreement for two of the parcels. We purchased these options making up our anticipated plant site because of the site’s location relative to existing grain production, accessibility to road and rail transportation, and its proximity to major population centers. The site is in close proximity to State Highway 20, which runs east-west across the northern half of Nebraska. It is also near a rail line serviced by the Burlington Northern Santa Fe Railroad through its shortline partner Nebraska Northeastern Railway. We have engaged Antioch International, Inc. of Elkhorn, Nebraska, to assist us with the rail engineering and design services necessary to install rail infrastructure for a 50 million gallon per year ethanol plant. In addition, we have purchased a real estate option on an alternative plant site. Our board of directors reserves the right to select a different site to construct the plant.
     We expect to complete construction of the proposed plant and commence operations approximately 14 to 16 months after construction commences. Our activities during this period will include completion of the final design and development of the plant. We also plan to negotiate and execute final contracts concerning the construction of the plant, provision of necessary electricity, natural gas and other power sources and marketing agreements for ethanol and distillers grains. Assuming the successful completion of this offering and our obtaining the necessary debt financing, we expect to have sufficient cash on hand to cover construction and related start-up costs necessary to make the plant operational. We estimate that we will need approximately $56,619,000 to construct the plant and a total of approximately $80,500,000 to cover all capital expenditures necessary to complete the project, commence plant operations and produce revenue.
     We must obtain debt financing in order to complete construction on the ethanol plant. The amount and nature of the debt financing that we are seeking is subject to the interest rates and the credit environment as well as other economic factors over which we have no control. We have no binding contracts or commitments with any bank, lender or financial institution for our debt financing.
Operating Expenses
     When the ethanol plant nears completion, we expect to incur various operating expenses, such as supplies, utilities and salaries for administration and production personnel. Along with operating expenses, we anticipate that we will have significant expenses relating to financing and interest. We have allocated funds in our budget for these expenses, but cannot assure that the funds allocated will be sufficient to cover these expenses. We may need additional funding to cover these costs if sufficient funds are not available or if costs are higher than expected.
Employees
     Prior to commencement of operations, we intend to hire approximately 32 full-time employees. We currently have one full-time employee, our office manager, Jean Beach. We expect that approximately nine of our employees will be involved primarily in management and administration, and the remainder will be involved primarily in plant operations. These numbers may vary if we decide to engage another ethanol plant to manage our plant operations. We are still exploring this possibility and have not yet entered into any letter of intent or agreement for the provision of these services.
     The following table represents some of the anticipated positions within the plant and the minimum number of individuals we expect will be full-time personnel:

Position	Full-Time
Personnel
General Manager	1
Plant Manager	1
Commodities Manager	1
Controller	1
Lab Manager	1
Lab Technician	2
Secretary/Clerical	3
Shift Supervisors	4
Office Manager	1
Maintenance Supervisor	1
Maintenance Craftsmen	4
Plant Operators	12
TOTAL	32
Liquidity and Capital Resources
Sources of Funds
     During the time period beginning with the Company’s formation on August 12, 2004 and ending on November 19, 2004, we raised $975,000 in seed capital through a private placement. In addition, we have received subscriptions for 3,584 units in our initial public offering totaling $35,840,000. However, pursuant to our subscription procedures, at the time they filled out the subscription agreement, prospective investors were required to send only 10% of the amount due to us, along with a promissory note for the remainder. Therefore, at this time we are beginning to accept subscriptions and collect funds pursuant to the promissory notes. Ultimately we may not be able to collect all funds owed to us by investors under the subscription agreements. Assuming we are able to collect all funds owing under the subscription agreements, we expect to require approximately $43,685,000 of debt financing for our project, less any grants and/or tax increment financing we are awarded. We expect our seed capital proceeds to supply us with enough cash to cover our costs, including staffing, office costs, audit, legal, compliance and staff training, until we close the offering and procure debt financing. Assuming the successful completion of the offering and execution of loan closing agreements, we expect to have sufficient cash on hand to cover all costs associated with construction of the project, including, but not limited to, site acquisition and development, utilities, construction and equipment acquisition.
Uses of Proceeds
     The following tables describe our proposed estimated use of our offering and debt financing proceeds. The figures are estimates only, and the actual uses of proceeds may vary significantly from the descriptions given below.

Use of Proceeds	Amount	Percent of Total
Plant Construction	$56,619,000	70.33%
Land and Site Development Costs	5,230,000	6.50%
Railroad	2,760,000	3.43%
Fire Protection/Water Supply	2,480,000	3.08%
Administrative Building	265,000	0.33%
Office Equipment	66,000	0.08%
Computers, Software, Network	140,000	0.17%
Construction Manager Fees	80,000	0.10%
Construction Insurance costs	100,000	0.12%
Construction Contingency	2,810,000	3.49%
Capitalized Interest	1,100,000	1.37%
Rolling stock	290,000	0.36%

Start up Costs:
Financing costs	610,000	0.76%
Organization costs	1,000,000	1.24%

Pre Production Period Costs	750,000	0.93%
Inventory — Spare Parts	500,000	0.62%
Working capital	3,000,000	3.73%
Inventory — Corn	1,200,000	1.49%
Inventory — Chemicals and ingredients	250,000	0.31%
Inventory — Ethanol and DDGS	750,000	0.93%
Inventory — Corn Hedged	500,000	0.62%

Total	$80,500,000	100%
Quarterly Financial Results
     As of June 30, 2005, we had cash of $558,849 and total assets of $831,445. We raised $975,000 in seed capital through a private placement. We have used the proceeds to fund development and organizational needs. We have received subscriptions for a total of 3,584 units through our offering for a total of $35,840,000. However, pursuant to our subscription procedures, at the time they filled out the subscription agreement, prospective investors were required to send us only 10% of the amount due to us, along with a promissory note for the remainder. Therefore, at this time we are beginning to accept subscription agreements and collect funds due pursuant to the promissory notes. Ultimately we may not be able to collect all funds owed to us by subscribers under the subscription agreements.
     As of June 30, 2005, we had current liabilities of $104,558.
     Total members equity as of June 30, 2005 was $726,887. Since inception, we have generated no revenue from operations. For the quarter ended June 30, 2005, we have a net loss of $87,068 due to start-up costs.
Trends Impacting the Ethanol Industry
     While we anticipate continued strong demand for ethanol, we are uncertain as to the sustainability of current ethanol prices given the increasing ethanol supply as new plants begin production and existing plants continue to expand. The total production of ethanol is at an all time high. In 2004, 81 ethanol plants located in 20 states produced 3.41 billion gallons. According to the Renewable Fuels Association, there are currently 90 operational ethanol plants nationwide that have the capacity to produce over 4 billion gallons annually. In addition, there are 18 ethanol plants and three expansions under construction, which when operational are expected to produce approximately another 1 billion gallons of ethanol annually. A greater supply of ethanol on the market from other plants could reduce the price we are able to charge for our ethanol. This would have a negative impact on our future revenues once we become operational.
     The U.S. Senate passed the Energy Policy Act of 2005 on July 29, 2005 following approval of the bill by the U.S. House of Representatives on July 28, 2005. President George W. Bush signed the bill into law on August 8, 2005. The law includes various provisions that are expected to favorably impact the ethanol industry by enhancing both the production and use of ethanol.
     The provisions impacting the ethanol industry is highlighted by the creation of a 7.5 billion gallon renewable fuels standard (RFS). The RFS is a national flexible program that promotes ethanol production while allowing refiners to use renewable fuel blends in those areas where it is most cost-effective rather than setting requirements for ethanol use in any particular area or state. The RFS will begin at 4 billion gallons in 2006, increasing to 7.5 billion gallons by 2012. According to the Renewable Fuels Association, the RFS is expected to lead to about $6 billion in new investment in ethanol plants across the country. An increase in the number of new plants will bring an increase in the supply of ethanol. Thus, while the RFS may cause ethanol prices to increase in the short term due to additional demand, future supply could outweigh the demand for ethanol in the future. This would have a negative impact on our earnings. In addition, because the RFS begins at 4 billion gallons in 2006 and national production is expected to exceed this amount, there could be a short-term oversupply until the RFS requirements exceed national production. This could have an adverse effect on our future earnings.

     The Energy Policy Act of 2005 also changes the definition of a “small ethanol producer,” allowing more producers to qualify for income tax credits. The size of the plant eligible for the tax credit was previously limited to 30 million gallons; however, the law raises the size limitation on the production capacity for small ethanol producers from 30 million to 60 million gallons per year. Therefore, because our plant is expected to produce 50 million gallons of ethanol per year, we expect to qualify as a small ethanol producer once we begin producing ethanol. Historically, small ethanol producers have been allowed a 10-cent per gallon production income tax credit on up to 15 million gallons of production annually. Thus, the tax credit is capped at $1.5 million per year per producer. The credit is effective for taxable years ending after the date of enactment, and ends on December 31, 2008.
     The Energy Policy Act of 2005 also creates a new credit that permits taxpayers to claim a 30% credit (up to $30,000) for the cost of installing clean-fuel vehicle refueling equipment, such as an E85 fuel pump, to be used in a trade or business of the taxpayer or installed at the principal residence of the taxpayer. Under the provision, clean fuels are any fuel of at least 85% of the volume of which consists of ethanol, natural gas, compressed natural gas, liquefied natural gas, liquefied petroleum gas, and hydrogen and any mixture of diesel fuel and biodiesel containing at least 20% biodiesel. The provision is effective for equipment placed in service December 31, 2005 and before January 1, 2008. While it is unclear how this credit will affect the demand for ethanol in the short term, we expect it will help raise consumer awareness of alternative sources of fuel and could positively impact future demand for ethanol.
     The Energy Policy Act of 2005 did not impose a national ban on MTBE, which is a commonly used oxygenate and a major competitor of ethanol. Several states have recently banned the use of MTBE because of concerns over its potentially harmful impact on groundwater supplies. Ethanol is the most readily available substitute for MTBE in markets in which reformulated gasoline may be required. However, other MTBE replacements may capture a portion or all of these potential markets. The statute did not provide any liability limits for MTBE producers or refiners, which may cause its use to decline. If such a decline in MTBE use occurs, the demand for ethanol may increase by a greater margin and may occur sooner than anticipated. There is no assurance that these new markets will be open to ethanol or that any increased demand will directly benefit our plant.
     Natural gas is an important input to the ethanol manufacturing process. We use natural gas to dry our distillers grains products to moisture contents at which they can be stored for longer periods and transported greater distances, so that we can market them to broader livestock markets. Natural gas has recently only been available at prices exceeding historical averages. The prices may increase our costs of production when we become operational. In late August 2005, Hurricane Katrina caused dramatic damages to Louisiana, one of the larger natural gas hubs in the US, resulting in an increase in the price of natural gas. There is still considerable uncertainty as to the extent of infrastructure damage and the amount of lost production from Hurricane Katrina, as well as uncertainty of the impact future tropical storms and hurricanes will have on the already-weakened infrastructure. Therefore, we are uncertain as to how Hurricane Katrina will impact long term natural gas prices. We expect natural gas prices to remain high or increase given the unpredictable market situation. This will increase our gas costs substantially, which may adversely impact our future operations.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.
Item 3. Controls and Procedures
     Our management, including our President and Chairman (the principal executive officer), Tom Lynch, along with our Treasurer (the principal financial officer), John Kingsbury, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.
     Our management, consisting of our President and Chief Executive Officer and our Treasurer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of June 30, 2005 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     During the time period beginning on the Company’s formation on August 12, 2004 and ending on November 19, 2004, we raised $975,000 in seed capital through a private placement. Our seed capital private placement was made directly by us without use of an underwriter or placement agent and without payment of commissions or other remuneration.
     Our private placement was made under the registration exemption provided for in Section 4(2) of the Securities Act and Rule 504 of Regulation D. With respect to the exemption, neither we, nor any person acting on our behalf, offered or sold the securities by means of any form of general solicitation or advertising. Prior to making any offer or sale, we had reasonable grounds to believe and believed that each prospective investor was capable of evaluating the merits and risks of the investment and were able to bear the economic risk of the investment. Each purchaser represented in writing that the securities were being acquired for investment for such purchaser’s own account and agreed that the securities would not be sold without registration under the Securities Act or exemption therefrom. Each purchaser agreed that a legend was placed on each certificate evidencing the securities stating the securities have not been registered under the Securities Act and setting forth restrictions on their transferability.
     As of June 30, 2005, our registration statement was not yet effective, and we had not yet registered any of our units. The Securities and Exchange Commission declared our Registration Statement on Form SB-2 (SEC Registration No. 333-123473) effective on August 8, 2005. We commenced our initial public offering of our units shortly thereafter. Certain of our officers and directors are offering and selling the units on a best efforts basis without the assistance of an underwriter. We do not pay these officers or directors any compensation for services related to the offer or sale of the units.
     We registered a total of 4,600 units at $10,000 per unit for an aggregate maximum gross offering price of $46,000,000. We have not closed the offering, but are no longer actively seeking sales of our units pending further discussions with potential senior lenders. As of the date of this report, we have received subscriptions for 3,584 units, for an aggregate amount of $35,840,000. However, pursuant to our subscription procedures, at the time they filled out the subscription agreement, potential investors were required to send only 10% of the amount due to us along with a promissory note for the remainder. Therefore, at this time we are beginning to accept subscriptions and collect funds pursuant to the promissory notes. Ultimately we may not be able to collect all funds owed to us by investors under the subscription agreements. Our units are subject to transfer restrictions under our operating agreement and by applicable tax and securities laws. Except for transfers in limited circumstances, such as a transfer made without consideration to or in trust for an investor’s descendants or spouse or involuntary transfers by operation of law, members will not be able to transfers their units prior to the time that our ethanol plant is substantially operational. Once we begin substantial operations, transfers will still be subject to approval by our board and must be made in compliance with applicable tax and securities laws. As a result, investors will not be able to easily liquidate their investment in our company.
     Pursuant to our prospectus, all subscription payments from the offering are deposited in an escrow account. We have not yet met the conditions to breaking escrow. We will not break escrow until we satisfy the following conditions:
•	Cash proceeds from unit sales deposited in the escrow account equals or exceeds the minimum offering amount of $15,000,000, exclusive of interest;

•	We obtain a written debt financing commitment for debt financing ranging from $33,525,000 to $64,525,000 less any grants and/or tax increment financing we are awarded;

•	We elect, in writing, to terminate the escrow agreement;

•	The escrow agent provides to each state securities department in which the Company has registered its securities for sale an affidavit stating that the foregoing requirements have been satisfied; and

•	The state securities commissioners have consented to release of the funds on deposit.
     For the period detailed by this report, we did not receive or use any net offering proceeds.
Item 3. Defaults Upon Senior Securities
     None.

Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
     The following exhibits are included in this report:

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a).

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.
SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIOUXLAND ETHANOL, LLC
Date: September 22, 2005	/s/ Tom Lynch
Tom Lynch
Chairman and President (Principal Executive Officer)

Date: September 22, 2005	/s/ John Kingsbury
John Kingsbury
Treasurer (Principal Financial and Accounting Officer)