Form 10KSB
period 2005-09-30
Siouxland Ethanol, LLC
filed 2005-12-20
CIK 1320050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended September 30, 2005

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
Commission file number 333-123473
SIOUXLAND ETHANOL, LLC
(Name of small business issuer in its charter)

Nebraska	22-3902184
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
110 East Elk St.
Jackson, NE 58743
(Address of principal executive offices)
(402) 632-2676
(Issuer’s telephone number)
Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State issuer’s revenues for its most recent fiscal year. None
As of December 15, 2005, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units) was $32,900,000.
As of December 15, 2005, there were 3,783 membership units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE            None.
Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

PART I
Item 1. DESCRIPTION OF BUSINESS.
     Siouxland Ethanol, LLC is a development-stage Nebraska limited liability company. It was formed on August 12, 2004 for the purpose of raising capital to develop, construct, own and operate a 50 million gallon dry mill corn-based ethanol plant near Jackson, Nebraska. References to “we,” “us,” “our” and the “Company” refer to Siouxland Ethanol, LLC. Based upon engineering specifications from Fagen, Inc., we expect the ethanol plant to process approximately 18.5 million bushels of corn per year into 50 million gallons of denatured fuel grade ethanol, 160,000 tons of dried distillers grains with solubles and 110,200 tons of raw carbon dioxide gas.
Principal Products and Markets
     We have commenced construction of an ethanol plant near Jackson, Nebraska. Ethanol is a chemical produced by the fermentation of sugars found in grains and other biomass. Ethanol can be produced from a number of different types of grains, such as wheat and milo, as well as from agricultural waste products such as rice hulls, cheese whey, potato waste, brewery and beverage wastes and forestry and paper wastes. However, according to the Renewable Fuels Association, approximately 85 percent of ethanol in the United States today is produced from corn, and approximately 90 percent of ethanol is produced from a corn and other input mix. Corn produces large quantities of carbohydrates, which convert into glucose more easily than most other kinds of biomass. The Renewable Fuels Association estimates current domestic ethanol production at approximately 4.28 billion gallons as of December 2005.
Local ethanol markets
Local ethanol markets will be limited and must be evaluated on a case-by-case basis. Although local markets will be the easiest to service, they may be oversold, particularly in Nebraska. Oversold markets depress ethanol prices.
Regional ethanol markets
     Typically, a regional market is one that is outside of the local market, yet within the neighboring states. We expect that the primary regional markets for our plant will be located within a 450-mile radius of the ethanol plant and will be serviced by rail. Because ethanol use results in less air pollution than regular gasoline, regional markets typically include large cities that are subject to anti-smog measures in either carbon monoxide or ozone non-attainment areas, such as Chicago, St. Louis, Denver, and Minneapolis.
     Regional pricing tends to follow national pricing less the freight difference. As with national markets, the use of a group-marketing program or a broker is advantageous, especially in the first one to three years of operation.

     In addition to rail, we may try to service this market by truck. Occasionally, there are opportunities to obtain backhaul rates from local trucking companies. These are rates that are reduced since the truck is loaded both ways. Normally, the trucks drive to the refined fuels terminals empty and load gasoline product for delivery. A backhaul is the opportunity to load the truck with ethanol to return to the terminal.
National ethanol markets
     According to the Renewable Fuels Association, demand for fuel ethanol in the United States reached a new high in 2004 of 3.57 billion gallons per year. In its report titled, “Ethanol Industry Outlook 2005,” the Renewable Fuels Association anticipates demand for ethanol to remain strong. The passage of the Volumetric Ethanol Excise Tax Credit (“VEETC”) is expected to provide the flexibility necessary to expand ethanol blending into higher blends of ethanol such as E85, E diesel and fuel cell markets. In addition, the recent implementation of a Renewable Fuels Standard contained in the Energy Policy Act of 2005, which was signed into law on August 8, 2005 is expected to favorably impact the ethanol industry by enhancing both the production and use of ethanol.
     The provision of the Energy Policy Act of 2005 likely to have the greatest impact on the ethanol industry is the creation of a 7.5 billion gallon Renewable Fuels Standard (RFS). The RFS will begin at 4 billion gallons in 2006, increasing to 7.5 billion gallons by 2012. The RFS is a national flexible program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. According to the Renewable Fuels Association, the bill is expected to lead to about $6 billion in new investment in ethanol plants across the country. An increase in the number of new plants will bring an increase in the supply of ethanol. Thus, while this bill may cause ethanol prices to increase in the short term due to additional demand, future supply could outweigh the demand for ethanol in the future. This would have a negative impact on our earnings. Alternatively, since the RFS begins at 4 billion gallons in 2006 and national production is expected to exceed this amount, there could be a short-term oversupply until the RFS requirements exceed national production. This would have an immediate adverse effect on our earnings.
     Although the Energy Policy Act did not impose a national ban of MTBE, its failure to include liability protection for manufacturers of MTBE could result in refiners and blenders using ethanol as an oxygenate rather than MTBE to satisfy the reformulated gasoline oxygenate requirement. While this may create some additional demand in the short term, the Energy Policy Act repeals the Clean Air Act’s 2% oxygenate requirement for reformulated gasoline immediately in California and 270 days after enactment elsewhere. However, the Clean Air Act also contains an oxygenated fuel requirement for areas classified as carbon monoxide non-attainment areas. These areas are required to establish an oxygenated fuels program for a period of no less than three months each winter. The minimum oxygen requirement for gasoline sold in these areas is 2.7% by weight. This is the equivalent of 7.7% ethanol by volume in a gasoline blend. This requirement was unaffected by the Act and a number of states, including California, participate in this program.
Distribution of Principal Products
     We intend to sell and market the ethanol and distillers grains produced at the plant through normal and established markets, including the local, regional and national markets described above. We hope to market all of the ethanol produced with the assistance of one ethanol re-distributor, and we are in the process of negotiating an ethanol marketing agreement with a potential marketing agent. We have not yet entered into any agreement regarding the sale of our ethanol.
     We hope to enter into a distillers grains marketing agreement for the purpose of marketing and selling most of the distillers grains we produce, and we are in the process of negotiating a distillers grains marketing agreement with a potential marketing agent. We have not yet entered into any agreement regarding the sale of our distillers grains.
     Currently, we do not intend to capture and market any carbon dioxide produced by our plant.

General Ethanol Demand and Supply
     Today’s ethanol demand of more than 3.57 billion gallons per year as measured by the Renewable Fuels Association is expected to grow to at least 7.5 billion gallons per year by the year 2012. This increase in demand does not include the creation of additional demand created by favorable legislation, which could cause the increase in demand to be greater than currently projected.
     Demand for ethanol may also increase as a result of increased consumption of E85 fuel. E85 fuel is a blend of 70% to 85% ethanol and gasoline. According to the Energy Information Administration, E85 consumption is projected to increase from a national total of 11 million gallons in 2003 to 47 million gallons in 2025. E85 is used as an aviation fuel and as a hydrogen source for fuel cells. According to the National Ethanol Vehicle Coalition, there are currently about 4.5 million flexible fuel vehicles capable of operating on E85 in the U.S. and 400 retail stations supplying it. Automakers have indicated plans to produce an estimated 2 million more flexible fuel vehicles per year.
Federal Ethanol Supports
     Ethanol has important applications, primarily as a high-quality octane enhancer and an oxygenate capable of reducing air pollution and improving automobile performance. The ethanol industry is dependent on several economic incentives to produce ethanol, including federal ethanol supports. The most recent ethanol supports are contained in the Energy Policy Act of 2005. Most notably, the Act creates a 7.5 billion gallon Renewable Fuels Standard (RFS). The RFS requires refiners to use 4 billion gallons of renewable fuels in 2006, increasing to 7.5 billion gallons by 2012.
     Historically, ethanol sales have also been favorably affected by the Clean Air Act amendments of 1990, particularly the Federal Oxygen Program which became effective November 1, 1992. The Federal Oxygen Program requires the sale of oxygenated motor fuels during the winter months in certain major metropolitan areas to reduce carbon monoxide pollution. Ethanol use has increased due to a second Clean Air Act program, the Reformulated Gasoline Program. This program became effective January 1, 1995, and requires the sale of reformulated gasoline in nine major urban areas to reduce pollutants, including those that contribute to ground level ozone, better known as smog. The two major oxygenates added to reformulated gasoline pursuant to these programs are MTBE and ethanol, however MTBE has caused groundwater contamination and has been banned from use by many states. Although the Energy Policy Act of 2005 did not impose a national ban of MTBE, its failure to include liability protection for manufacturers of MTBE is expected to result in refiners and blenders using ethanol as an oxygenate rather than MTBE to satisfy the reformulated gasoline oxygenate requirement. While this may create increased demand in the short-term, we do not expect this to have a long term impact on the demand for ethanol as the Act repeals the Clean Air Act’s 2% oxygenate requirement for reformulated gasoline immediately in California and 270 days after enactment elsewhere. However, the Act did not repeal the 2.7% oxygenate requirement for carbon monoxide non-attainment areas which are required to use oxygenated fuels in the winter months. While we expect ethanol to be the oxygenate of choice in these areas, there is no assurance that ethanol will in fact be used.
     The use of ethanol as an alternative fuel source has been aided by federal tax policy. On October 22, 2004, President Bush signed H.R. 4520, which contained the Volumetric Ethanol Excise Tax Credit (“VEETC”) and amended the federal excise tax structure effective as of January 1, 2005. Prior to VEETC, ethanol-blended fuel was taxed at a lower rate than regular gasoline (13.2 cents on a 10% blend). Under VEETC, the ethanol excise tax exemption has been eliminated, thereby allowing the full federal excise tax of 18.4 cents per gallon of gasoline to be collected on all gasoline and allocated to the highway trust fund. This is expected to add approximately $1.4 billion to the highway trust fund revenue annually. In place of the exemption, the bill creates a new volumetric ethanol excise tax credit of 5.1 cents per gallon of ethanol blended at 10%. Refiners and gasoline blenders apply for this credit on the same tax form as before only it is a credit from general revenue, not the highway trust fund. Based on volume, the VEETC is expected to allow much greater refinery flexibility in blending ethanol since it makes the tax credit available on all ethanol blended with all gasoline, diesel and ethyl tertiary butyl ether (“ETBE”), including ethanol in E-85 and the E-20 in Minnesota. The VEETC is scheduled to expire on December 31, 2010.
     The Energy Policy Act of 2005 expands who qualifies for the small ethanol producer tax credit. Historically, small ethanol producers were allowed a 10-cents-per-gallon production income tax credit on up to 15 million gallons of production annually. The size of the plant eligible for the tax credit was limited to 30 million gallons. Under the Energy Policy Act of 2005 the size limitation on the production capacity for small ethanol producers increases from 30 million to 60 million gallons. The credit can be taken on the first 15 million gallons of production. The tax credit is capped at $1.5 million per year per producer.
     In addition, the Energy Policy Act of 2005 creates a new tax credit that permits taxpayers to claim a 30% credit (up to $30,000) for the cost of installing clean-fuel vehicle refueling equipment, such as an E85 fuel pump, to be used in a trade or business of the taxpayer or installed at the principal residence of the taxpayer. Under the provision, clean fuels are any fuel of at least 85% of the volume of which consists of ethanol, natural gas, compressed natural gas, liquefied natural gas, liquefied petroleum gas, and hydrogen and any mixture of diesel fuel and biodiesel containing at least 20% biodiesel. The provision is effective for equipment placed in service December 31, 2005 and before January 1, 2010. While it is unclear how this credit will affect the demand for ethanol in the short term, we expect it will help raise consumer awareness of alternative sources of fuel and could positively impact future demand for ethanol.
     The ethanol industry and our business depend upon continuation of the federal ethanol supports discussed above. These incentives have supported a market for ethanol that might disappear without the incentives. Alternatively, the incentives may be continued at lower levels than at which they currently exist. The elimination or reduction of such federal ethanol supports would make it more costly for us to sell our ethanol once we are operational and would likely reduce our net income and the value of your investment.
Competition
     We will be in direct competition with numerous other ethanol producers, many of whom have greater resources than we do. We also expect that additional ethanol producers will enter the market if the demand for ethanol continues to increase. Our plant will compete with other ethanol producers on the basis of price, and to a lesser extent, delivery service. We believe that we can compete favorably with other ethanol producers due to our proximity to the Williams Pipeline Terminal, rail access and ample grain supplies at favorable prices. Our proximity to a large local livestock market may also allow us to compete favorably in marketing our distillers grains as animal feed ingredients.
     According to the Renewable Fuels Association, during the last 20 years, ethanol production capacity in the United States has grown from almost nothing to an estimated 4.28 billion gallons per year. Plans to construct new plants or to expand existing plants have been announced which would increase capacity by approximately 1.6 billion gallons per year. This increase in capacity may continue in the future. We cannot determine the effect of this type of an increase upon the demand or price of ethanol.
     The ethanol industry has grown to more than 90 operational production facilities in the United States. The largest ethanol producers include Abengoa Bioenergy Corp., Archer Daniels Midland, Aventine Renewable Energy, Inc., Cargill, Inc., New Energy Corp. and VeraSun Energy Corporation, all of which are capable of producing more ethanol than we expect to produce. In addition, there are several regional entities recently formed, or in the process of formation, of similar size and with similar resources to ours. Nebraska currently has 11 ethanol plants producing an aggregate of approximately 527 million gallons of ethanol per year. In addition, Archer Daniels Midland has announced that it intends to increase its production of ethanol in Nebraska.
     The following table identifies most of the producers in the United States along with their production capacities.
U.S. FUEL ETHANOL PRODUCTION CAPACITY
million gallons per year (mmgy)

				Under
			Current	Construction/
			Capacity	Expansions
COMPANY	LOCATION	FEEDSTOCK	(mmgy)	(mmgy)
Abengoa Bioenergy Corp.	York, NE	Corn/milo	55
	Colwich, KS		25
	Portales, NM		30

				Under
			Current	Construction/
			Capacity	Expansions
COMPANY	LOCATION	FEEDSTOCK	(mmgy)	(mmgy)
ACE Ethanol, LLC	Stanley, WI	Corn	39
Adkins Energy, LLC*	Lena, IL	Corn	40
Advanced Bioenergy	Fairmont, NE	Corn		100
AGP*	Hastings, NE	Corn	52
Agra Resources Coop. d.b.a EXOL*	Albert Lea, MN	Corn	40	8
Agri-Energy, LLC*	Luverne, MN	Corn	21
Alchem Ltd. LLLP	Grafton, ND	Corn	10.5
Al-Corn Clean Fuel*	Claremont, MN	Corn	35
Amaizing Energy, LLC*	Denison, IA	Corn	40
Archer Daniels Midland	Decatur, IL	Corn	1070
	Cedar Rapids, IA	Corn
	Clinton, IA	Corn
	Columbus, NE	Corn
	Marshall, MN	Corn
	Peoria, IL	Corn
	Wallhalla, ND	Corn/barley
Aventine Renewable Energy, Inc.	Pekin, IL	Corn	100	57
	Aurora, NE	Corn	50
Badger State Ethanol, LLC*	Monroe, WI	Corn	48
Big River Resources, LLC *	West Burlington, IA	Corn	40
Broin Enterprises, Inc.	Scotland, SD	Corn	9
Bushmills Ethanol*	Atwater, MN	Corn		40
Cargill, Inc.	Blair, NE	Corn	85
	Eddyville, IA	Corn	35
Central Indiana Ethanol, LLC	Marion, IA	Corn		40
Central MN Ethanol Coop*	Little Falls, MN	Corn	21.5
Central Wisconsin Alcohol	Plover, WI	Seed corn	4
Chief Ethanol	Hastings, NE	Corn	62
Chippewa Valley Ethanol Co.*	Benson, MN	Corn	45
Commonwealth Agri-Energy, LLC*	Hopkinsville, KY	Corn	24	9
Corn, LP*	Goldfield, IA	Corn		50
Corn Plus, LLP*	Winnebago, MN	Corn	44
Dakota Ethanol, LLC*	Wentworth, SD	Corn	50
DENCO, LLC*	Morris, MN	Corn	21.5
3E Biofuels	Mead, NE	Corn		24
East Kansas Agri-Energy, LLC*	Garnett, KS	Corn	35
ESE Alcohol Inc.	Leoti, KS	Seed corn	1.5
Ethanol2000, LLP*	Bingham Lake, MN	Corn	32
Frontier Ethanol, LLC	Gowrie, IA	Corn		60
Front Range Energy, LLC	Windsor, CO	Corn		40
Glacial Lakes Energy, LLC*	Watertown, SD	Corn	50
Golden Cheese Company of California*	Corona, CA	Cheese whey	5
Golden Grain Energy L.L.C.*	Mason City, IA	Corn	40
Golden Triangle Energy, LLC*	Craig, MO	Corn	20
Grain Processing Corp.	Muscatine, IA	Corn	20
Granite Falls Energy, LLC	Granite Falls, MN	Corn	45
Great Plains Ethanol, LLC*	Chancellor, SD	Corn	50
Green Plains Renewable Energy	Shenandoah, IA	Corn		50
Hawkeye Renewables, LLC	Iowa Falls, IA	Corn	50	50
	Fairbank, IA	Corn		100
Heartland Corn Products*	Winthrop, MN	Corn	36
Heartland Grain Fuels, LP*	Aberdeen, SD	Corn	9
	Huron, SD	Corn	12	18

				Under
			Current	Construction/
			Capacity	Expansions
COMPANY	LOCATION	FEEDSTOCK	(mmgy)	(mmgy)
Heron Lake BioEnergy, LLC	Heron Lake, MN	Corn		50
Horizon Ethanol, LLC	Jewell, IA	Corn		60
Husker Ag, LLC*	Plainview, NE	Corn	26.5
Illinois River Energy, LLC	Rochelle, IL	Corn		50
Iowa Ethanol, LLC*	Hanlontown, IA	Corn	50
Iroquois Bio-Energy Company, LLC	Rensselaer, IN	Corn		40
James Valley Ethanol, LLC	Groton, SD	Corn	50
KAAPA Ethanol, LLC*	Minden, NE	Corn	40
Land O’ Lakes*	Melrose, MN	Cheese whey	2.6
Lincolnland Agri-Energy, LLC*	Palestine, IL	Corn	48
Lincolnway Energy, LLC*	Nevada, IA	Corn		50
Liquid Resources of Ohio	Medina, OH	Waste beverage	3
Little Sioux Corn Processors, LP*	Marcus, IA	Corn	52
Merrick/Coors	Golden, CO	Waste beer	1.5	1.5
MGP Ingredients, Inc.	Pekin, IL	Corn/wheat starch	78
	Atchison, KS
Michigan Ethanol, LLC	Caro, MI	Corn	50
Mid-Missouri Energy, Inc.*	Malta Bend, MO	Corn	45
Midwest Grain Processors*	Lakota, IA	Corn	50	45
	Riga, MI	Corn		57
Midwest Renewable Energy, LLC	Sutherland, NE	Corn	17.5	4.5
Minnesota Energy*	Buffalo Lake, MN	Corn	18
Missouri Ethanol	Laddonia, MO	Corn		45
New Energy Corp.	South Bend, IN	Corn	102
North Country Ethanol, LLC*	Rosholt, SD	Corn	20
Northeast Missouri Grain, LLC*	Macon, MO	Corn	45
Northern Lights Ethanol, LLC*	Big Stone City, SD	Corn	50
Northstar Ethanol, LLC	Lake Crystal, MN	Corn	52
Otter Creek Ethanol, LLC*	Ashton, IA	Corn	55
Panhandle Energies of Dumas, LP	Dumas, TX	Corn/Grain Sorghum		30
Parallel Products	Louisville, KY	Beverage Waste	5.4
	R. Cucamonga, CA
Permeate Refining	Hopkinton, IA	Sugars & starches	1.5
Phoenix Biofuels	Goshen, CA	Corn	25
Pine Lake Corn Processors, LLC*	Steamboat Rock, IA	Corn	20
Platte Valley Fuel Ethanol, L.L.C.	Central City, NE	Corn	40
Prairie Ethanol, LLC	Loomis, SD	Corn		60
Prairie Horizon Agri-Energy, LLC	Phillipsburg, KS	Corn		40
Pro-Corn, LLC*	Preston, MN	Corn	42
Quad-County Corn Processors*	Galva, IA	Corn	27
Red Trail Energy, LLC	Richardton, ND	Corn		50
Redfield Energy, Inc.	Redfield, SD	Corn		50
Reeve Agri-Energy	Garden City, KS	Corn/milo	12
Siouxland Energy & Livestock Coop*	Sioux Center, IA	Corn	25
Siouxland Ethanol, LLC	Jackson, NE	Corn		50
Sioux River Ethanol, LLC*	Hudson, SD	Corn	55
Sterling Ethanol, LLC	Sterling, CO	Corn	42
Tall Corn Ethanol, LLC*	Coon Rapids, IA	Corn	49

				Under
			Current	Construction/
			Capacity	Expansions
COMPANY	LOCATION	FEEDSTOCK	(mmgy)	(mmgy)
Tate & Lyle	Loudon, TN	Corn	67
The Anderson Albion Ethanol LLC	Albion, MI	Corn		55
Trenton Agri Products, LLC	Trenton, NE	Corn	35	10
United WI Grain Producers, LLC*	Friesland, WI	Corn	49
US BioEnergy Corp.	Albert City, IA	Corn		100
	Lake Odessa, MI	Corn		45
U.S. Energy Partners, LLC	Russell, KS	Milo/wheat starch	48
Utica Energy, LLC	Oshkosh, WI	Corn	48
VeraSun Energy Corporation	Aurora, SD	Corn	120
VeraSun Fort Dodge, LLC	Ft. Dodge, IA	Corn	110
Voyager Ethanol, LLC*	Emmetsburg, IA	Corn	52
Western Plains Energy, LLC*	Campus, KS	Corn	45
Western Wisconsin Renewable Energy, LLC*	Boyceville, WI	Corn		40
Wind Gap Farms	Baconton, GA	Brewery Waste	0.4
Wyoming Ethanol	Torrington, WY	Corn	5
Xethanol BioFuels, LLC	Blairston, IA	Corn	5
Total Existing Capacity			4286.4

Total Under Construction/ Expansions				1619

Total Capacity			5905.4

*	farmer-owned Renewable Fuels Association

Last Updated: December 2005
     Alternative fuels and alternative ethanol production methods are continually under development. The major oil companies have significantly greater resources than we have to develop alternative products and to influence legislation and public perception of ethanol. New ethanol products or methods of ethanol production developed by larger and better-financed competitors could provide them competitive advantages and harm our business.
Source of Raw Materials — Corn Feedstock Supply
     We anticipate that our plant will need approximately 18.5 million bushels of grain per year for our dry milling process. The corn supply for our plant will be obtained primarily from local markets. Traditionally, corn grown in the area has been fed locally to livestock or exported for feeding or processing. Our feasibility study indicated that in the year 2003, the six-county area surrounding the anticipated location of our plant produced approximately 90.7 million bushels of corn. The chart below describes the amount of corn grown in Dakota and surrounding counties for 2000 through 2003 based upon the information gathered in our feasibility study:

	2003 Corn	2002 Corn	2001 Corn	2000 Corn
	Production	Production	Production	Production
County	(bushels)	(bushels)	(bushels)	(bushels)
Woodbury, IA	28,100,000	29,240,000	23,528,000	20,881,000
Cedar, NE	16,799,000	13,273,000	18,953,000	15,842,000
Dakota, NE	8,626,000	6,230,000	7,526,000	6,412,000
Dixon, NE	9,477,000	8,773,000	9,765,000	9,025,000
Thurston, NE	13,008,000	9,832,000	11,166,000	8,476,000
Wayne, NE	14,701,000	11,362,000	14,840,000	8,874,000

Total	90,711,000	78,710,000	85,778,000	69,510,000

     We will be dependent on the availability and price of corn. The price at which we will purchase corn will depend on prevailing market prices. Although the area surrounding the plant produces a significant amount of corn and we do not anticipate problems sourcing corn, there is no assurance that a shortage will not develop, particularly if there are other ethanol plants competing for corn, an extended drought or other production problem. In addition, our financial projections assume that we can purchase grain for prices near the ten-year average for corn in the area of the plant. Our feasibility study states that the average price of corn in this same six-county area over the last ten years is $2.26 per bushel. The following chart shows the ten-year average corn price in the six-county area surrounding our plant:

10-Year Average
County	Corn Price ($/Bu.)
Woodbury, IA	$2.26
Cedar, NE	$2.32
Dakota, NE	$2.30
Dixon, NE	$2.20
Thurston, NE	$2.23
Wayne. NE	$2.25

Total / Avg.	$2.26

     Grain prices are primarily dependent on world feedstuffs supply and demand and on U.S. and global corn crop production, which can be volatile as a result of a number of factors, the most important of which are weather, current and anticipated stocks and prices, export prices and supports and the government’s current and anticipated agricultural policy. We note that historical grain pricing information indicates that the price of grain has fluctuated significantly in the past and may fluctuate significantly in the future. Because the market price of ethanol is not related to grain prices, ethanol producers are generally not able to compensate for increases in the cost of grain feedstock through adjustments in prices charged for their ethanol. We, therefore, anticipate that our plant’s profitability will be negatively impacted during periods of high corn prices.
Grain origination and risk management
     We anticipate establishing ongoing business relationships with local farmers and grain elevators to acquire the corn needed for the project. We have no contracts, agreements or understandings with any grain producer in the area. Although we anticipate procuring grains from these sources, there can be no assurance that such grains can be procured on acceptable terms, or if at all.
     We expect to hire a commodities manager to ensure the consistent scheduling of corn deliveries and to establish and fill forward contracts through grain elevators. The commodities manager will utilize forward contracting and hedging strategies, including certain derivative instruments such as futures and option contracts, to manage our commodity risk exposure and optimize finished product pricing on our behalf. We anticipate that most of our grain will be acquired in this manner. Forward contracts allow us to purchase corn for future delivery at fixed prices without using the futures market. The corn futures market allows us to trade in standard units of corn for delivery at specific times in the future. Option contracts consist of call options (options to purchase a fixed amount of a commodity) and put options (options to sell a fixed amount of a commodity). We expect to use a combination of these derivative instruments in our hedging strategies to help guard against corn price volatility. Hedging means protecting the price at which we buy corn and the price at which we will sell our products in the future. It is a way to attempt to reduce the risk caused by price fluctuation. The effectiveness of such hedging activities will depend on, among other things, the cost of corn and our ability to sell enough ethanol and distillers grains to use all of the corn subject to futures and option contracts we have purchased as part of our hedging strategy. Although we will attempt to link hedging activities to sales plans and pricing activities, such hedging activities themselves can result in costs because price movements in corn contracts are highly volatile and are influenced by many factors that are beyond our control. We may incur such costs and they may be significant.
Utilities
     The plant will require a significant and uninterrupted supply of electricity, natural gas and water to operate. We plan to enter into agreements with gas, electric and water utilities to provide our needed energy and water. There can be no assurance that those utilities will be able to reliably supply the gas, electricity and water that we need. If there is an interruption in the supply of energy or water for any reason, such as supply, delivery or mechanical problems, we may be required to halt production. If production is halted for an extended period of time, our financial performance may suffer.

Natural Gas
     The plant will produce process steam from its own boiler system and dry the distillers dried grains co-product via a direct gas-fired dryer. According to engineering specifications, we anticipate that our plant will require a natural gas supply of approximately 4,400 Million British Thermal Units (“MMBtu”) per day when drying. If the direct gas-fired dryer operates 100% of the time for an entire year, the plant could consume approximately 1,600,000 MMBtu per year.
     We expect to enter into an agreement with Northern Natural Gas to provide natural gas to the plant, however, we have not yet negotiated, reviewed or executed any natural gas agreement. To access sufficient supplies of natural gas to operate the plant, a dedicated lateral pipeline from the Northern Natural Gas interstate natural gas pipeline located near the property will be necessary. Natural gas prices have historically fluctuated dramatically, which could significantly affect the profitability of our operations. Natural gas accounts for approximately 10% to 15% of the total production cost of ethanol. Recently, natural gas prices have risen from approximately $3.00/mcf to nearly $5.00/mcf. Overall, this change in price has added about $0.08 per gallon to the production cost of ethanol. Based upon our anticipated usage volumes, we expect our natural gas costs will be approximately $8,000,000 per year.
Electricity
     Based on engineering specifications, we anticipate the proposed plant will require approximately 4.5 million kilowatt of electricity at peak demand. In the State of Nebraska, electricity is supplied by Northeast Nebraska Public Power District, a utility owned by the people of Nebraska. Northeast Nebraska Public Power District has high voltage 69kV level transmission lines located on easements on our anticipated plant site that may be available to supply us with an on-site substation at primary voltage. We have not yet negotiated, reviewed or executed any agreement with Northeast Nebraska Public Power District to provide electricity to the site. We have entered into an agreement with U.S. Energy Services, Inc. to help manage our energy supplies. The price at which we will be able to purchase electric services has not yet been determined.
Water
     We will require a significant supply of water. Engineering specifications show our plant water requirements to be approximately 384 gallons per minute. That is approximately 552,960 gallons per day. We anticipate drilling two 700 gallon per minute wells at the site to handle our water needs. Soil borings performed at each prospective plant location indicate the presence of an adequate water supply. We have also reviewed state well logs for each site that document a shallow aquifer available at a depth of 8 to 25 feet and the Dakota Acquifer that is accessible at depths of 100 to 200 feet.
     Much of the water used in an ethanol plant is recycled back into the process. There are, however, certain areas of production where fresh water is needed. Those areas include boiler makeup water and cooling tower water. Boiler makeup water is treated on-site to minimize all elements that will harm the boiler and recycled water cannot be used for this process. Cooling tower water is deemed non-contact water because it does not come in contact with the mash, and, therefore, can be regenerated back into the cooling tower process. The makeup water requirements for the cooling tower are primarily a result of evaporation. Depending on the type of technology utilized in the plant design, much of the water can be recycled back into the process, which will minimize the discharge water. This will have long-term effect of lowering wastewater treatment costs. Many new plants today are zero or near zero effluent facilities. We anticipate our plant design incorporating the ICM/Phoenix Bio-Methanator wastewater treatment process resulting in a zero discharge of plant process water. Based upon the water quality in Dakota County, we estimate that there will be 75 gallons per minute of non-contact cooling water discharge.
Dependence on One or a Few Major Customers
     As discussed above, we hope to enter into marketing agreements for the purpose of marketing and distributing our ethanol and distillers grains respectively. If we enter into marketing agreements with marketing agents, we will rely on them for the sale and distribution of our ethanol and distillers grains. If we enter into marketing agreements, we will be highly dependent on the marketing agents for the successful marketing of our products.
Material Contracts
Phase I and II Engineering Services Agreement
     On September 28, 2005, we entered into a Phase I and II Engineering Services Agreement with Fagen Engineering, LLC for the performance of certain engineering and design services. Fagen Engineering, LLC was formed in 1996 to assist Fagen, Inc. with the construction process and is a design engineering firm. Fagen Engineering, LLC and Fagen, Inc. are each owned by Ron Fagen. Pursuant to the Phase I and II Engineering Services Agreement, we will pay Fagen Engineering, LLC a lump sum of $92,500. In exchange, Fagen Engineering, LLC will provide us with a Phase I design package consisting of:
•	A Property Layout Drawing

•	Grading, Drainage and Erosion Control Plan Drawing

•	Roadway Alignment Drawing;

•	Culvert Cross Sections and Details; and

•	Seeding and Landscaping (if required).
The Phase II design package shall consist of:
•	Property Layout Drawing;

•	Final Interior Plant Grading;

•	Roadway Alignment;

•	Utility Layout (Fire Loop);

•	Utility Layout (Potable Water);

•	Utility Layout (Well Water) (if using on-site wells);

•	Utility Layout (Sanitary Sewer);

•	Utility Layout (Utility Water Blowdown);

•	Utility Layout (Natural Gas);

•	Geometric Layout;

•	Site Utility Piping Tables Drawing;

•	Tank Farm Layout Drawing;

•	Tank Farm Details Drawing;

•	Sections and Details Drawing (if required); and

•	Miscellaneous Details Drawing (if required).
     If we enter into a Design-Build Agreement with Fagen, Inc. and pay all amounts due to Fagen, Inc. under it, then the $92,500 lump sum fee will reduce the amount we owe to Fagen, Inc. under the Design-Build Agreement.
Grading and Drainage Contract
     On October 14, 2005, we awarded a contract to Holly A. Brown Construction in the amount of $1,186,066 for our Phase I Grading and Drainage services. Pursuant to the contract, Holly A. Brown Construction will perform the following services:
•	Site clearing/grading;

•	Construction of plant roads;

•	Spur track subgrade grading and subballast; and

•	Installation of underground drainage piping.
Interim Lending Agreements
     On October 14, 2005, we executed interim financing agreements with Farm Credit Services of America, PCA pursuant to which we signed a promissory note in the amount of $760,000. We used the proceeds of the loan to exercise options on three adjacent parcels of real estate, which we expect will together constitute our final plant site, and pay financing costs on the loan. The loan was for a term ending on December 1, 2005 and carried an interest rate of 7.050% per annum. On November 7, 2005, we paid off the interim financing loan in full with a portion of our equity proceeds.
Costs and Effects of Compliance with Environmental Laws
     We will be subject to extensive air, water and other environmental regulations and we will be required to obtain a number of environmental permits to construct and operate the plant. We anticipate incurring costs and expenses of approximately $200,000 in complying with environmental laws, including the cost of obtaining permits. Even if we are successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations.
     We are subject to oversight activities by the EPA. There is always a risk that the EPA would enforce certain rules and regulations differently than Nebraska’s environmental administrators. Nebraska and EPA rules are also subject to change, and any such changes could result in greater regulatory burdens on our future plant operations. We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from possible foul smells or other air or water discharges from the plant. Such claims may result in an adverse result in court if we are deemed to engage in a nuisance that substantially impairs the fair use and enjoyment of real estate.
     The government’s regulation of the environment changes constantly. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our future operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol. For example, changes in the environmental regulations regarding ethanol’s use due to currently unknown effects on the environment could have an adverse effect on the ethanol industry. Furthermore, plant operations likely will be governed by the Occupational Safety and Health Administration (“OSHA”). OSHA regulations may change such that the future costs of the operation of the plant may increase. Any of these regulatory factors may result in higher costs or other materially adverse conditions effecting our operations, cash flows and financial performance.
Employees
     We have one full-time employee, Jean Beach, who receives annual compensation of $31,200. We have also engaged two independent contractors, Bill Riechers and Darrell Downs. Messrs Riechers and Downs are both directors on our board, and members of the Company. See “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.”
Item 2. DESCRIPTION OF PROPERTY.
     The ethanol plant is being constructed on an undeveloped 77.25 — acre site located approximately one mile west of the Village of Jackson, Nebraska, in eastern Nebraska.
     On November 5, 2004, we acquired a real estate option from Charles Wenther, a resident of Nebraska, to purchase approximately 50 acres of land one mile west of Jackson, Nebraska. On February 16, 2005, we acquired another real estate option from Mr. Wenther for approximately another seven acres, including a residence and other farm buildings, adjacent to the 50-acre parcel on which we previously purchased an option. These two options were subsequently combined into one option. On January 7, 2005, we purchased a real estate option from John Ryan, a resident of Nebraska, to purchase approximately eight acres of land adjacent to the Wenther real estate for the purpose of accommodating the rail structure we expect will be necessary to connect the plant to the mainline railway.
     On October 14, 2005, we exercised two of the above-described real estate options and purchased approximately 67.08 acres of land for our plant site from Charles Wenther for $675,000. On October 14, 2005, we exercised a third real estate option and also purchased an additional 1.27 acres for a total purchase of approximately 10.17 acres of land from John Ryan for $77,550. We expect that these adjacent parcels of land will comprise our final plant site.
     On November 12, 2004, we purchased an option on an alternative plant site. The option expires on December 31, 2005. We do not expect to exercise this option.
Item 3. LEGAL PROCEEDINGS.
     None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     None.
PART II
Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
     There is no public trading market for our units.
     As of September 30, 2005, we had approximately 36 unit holders of record.
     We have not declared or paid any distributions on our units. Our board of directors has complete discretion over the timing and amount of distributions to our unit holders, however, our operating agreement requires the board of directors to endeavor to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability in a timely fashion. Our expectations with respect to our ability to make future distributions are discussed in greater detail in “MANAGEMENT’S DISCUSSION AND ANALYSIS.”
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
     The Securities and Exchange Commission declared our Registration Statement on Form SB-2 (SEC Registration No. 333-123473) effective on August 8, 2005. We commenced our initial public offering of our units shortly thereafter. Certain of our officers and directors offered and sold the units on a best efforts basis without the assistance of an underwriter. We did not pay these officers or directors any compensation for services related to the offer or sale of the units.
     We registered a total of 4,600 units at $10,000 per unit for an aggregate maximum gross offering price of $46,000,000. The Board of Directors terminated the offering on November 3, 2005 prior to the sale of the maximum number of registered units. During the offering, we sold 3,588 units for gross offering proceeds of $35,880,000.
     As of September 30, 2005, our expense related to the registration and issuance of these units was $387,133, which will be netted against the offering proceeds. Except for payments to Messrs Riechers and Downs, all of these expenses were direct or indirect payments to unrelated parties. See “Certain Relationships and Related Transactions.” Our net offering proceeds after deduction of expenses were $35,492,867. As of September 30, 2005, we had not closed the offering or released funds from escrow. Accordingly, as of September 30, 2005, we did not receive or use any offering proceeds.
Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.
Forward Looking Statements
     This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:
•	Our ability to obtain the debt financing necessary to construct and operate our plant;

•	Our ability to enter into binding agreements with Fagen, Inc. and ICM, Inc. to build our plant;

•	Changes in our business strategy, capital improvements or development plans;

•	Construction delays and technical difficulties in constructing the plant;

•	Changes in the environmental regulations that apply to our plant site and operations;

•	Ability to secure marketing services;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in the availability and price of natural gas and corn, and the market for distillers grains;

•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);

•	Overcapacity within the ethanol industry;

•	Changes and advances in ethanol production technology; and

•	Competition from alternative fuel additives.
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
Overview
     Siouxland Ethanol, LLC is a development-stage Nebraska limited liability company. It was formed on August 12, 2004 for the purpose of constructing and operating a 50 million gallon dry mill corn-processing ethanol plant near Jackson, Nebraska. Based upon engineering specifications produced by Fagen, Inc., we expect that the plant will annually consume approximately 18.5 million bushels of corn and as much as 1,600,000 MMBtu of natural gas and produce approximately 50 million gallons of fuel grade ethanol and 160,000 tons of distillers grains for animal feed each year.
     We expect the project will cost approximately $80,500,000 to complete. This includes approximately $56,619,000 to build the plant and an additional $23,881,000 in other capital expenditures and working capital. We do not have a design-build agreement for the construction of the plant. As a result, our anticipated total project cost is not a firm estimate and is expected to change from time to time as the project progresses.

     We plan to finance our project with a combination of equity and debt capital. During the time period beginning with Siouxland Ethanol’s formation on August 12, 2004 and ending on November 19, 2004, we raised $975,000 in seed capital through a private placement. We filed a Registration Statement for an initial public offering of our units with the Securities and Exchange Commission on Form SB-2 (SEC Registration No. 333-123473), as amended, which became effective on August 8, 2005. We also registered the units with the state securities authorities in Nebraska, Iowa and South Dakota. We sold 3,588 units for $35,880,000 in our registered offering and closed the offering on November 3, 2005.
     We will require a significant amount of debt financing to complete our project. We have obtained a non-binding debt financing commitment, but we do not have a binding agreement for the debt financing that we need. If we do not secure the necessary debt financing, we will not be able to construct our proposed ethanol plant and may have to abandon our business.
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
Plan of Operations to Start-Up of the Ethanol Plant
     We expect to spend at least the next 12 months focused on project capitalization and development, plant construction and preparing for start-up operations. We expect to have enough cash from our seed capital and registered offering proceeds to cover our costs, including staffing, office costs, audit, legal, compliance and staff training, until we procure debt financing. Assuming the execution of loan closing agreements, we expect to have sufficient cash on hand to cover all costs associated with construction of the project, including, but not limited to, development, utilities, construction and equipment acquisition.
Plan of Operations Before Receipt of Debt Financing Funds
     We have executed a letter of intent with Fagen, Inc. who has agreed to enter into good faith negotiations with us to prepare definitive agreements for financial, design and construction services, and we are currently in the process of negotiating a design-build agreement. We expect that initial start-up and operations of the plant will also be under the general direction and guidance of Fagen, Inc. employees and our own personnel, who will have experience in ethanol production or will have received on-site training provided by Fagen, Inc. We further anticipate that additional on-site support will be provided by Fagen, Inc. for the first 30 days of plant operation.
     On October 17, 2005 we obtained a conditional debt financing commitment letter from Farm Credit Services of America, PCA. The debt financing commitment letter is a non-binding agreement and obligates the lender to lend us the debt financing that we need only if we satisfy all the conditions of the commitment. The conditional debt financing commitment is for the lesser of $43,025,000 or 65% of the total project appraised value to build a 50 million gallon ethanol plant. The debt commitment requires the Company to maintain certain financial covenants including minimum debt service coverage, working capital and net worth as well as restrictions on distributions and capital expenditures.
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

Plan of Operations After Receipt of Debt Financing
     We plan to build our plant near Jackson, Nebraska. Jackson is located in northeastern Nebraska. We have purchased three adjacent parcels that together we expect will constitute our final plant site. We selected our anticipated plant site because of the site’s location relative to existing grain production, accessibility to road and rail transportation, and its proximity to major population centers. The site is in close proximity to State Highway 20, which runs east-west across the northern half of Nebraska. It is also near a rail line serviced by the Burlington Northern Santa Fe Railroad through its shortline partner Nebraska Northeastern Railway. We have engaged Antioch International, Inc. of Elkhorn, Nebraska, to assist us with the rail engineering and design services necessary to install rail infrastructure for a 50 million gallon per year ethanol plant.
     We expect to complete construction of the proposed plant and commence operations in Spring 2007, which is approximately 14 to 16 months after construction commenced. Our activities during this period will include completion of the final design and development of the plant. We also plan to negotiate and execute final contracts concerning the construction of the plant, provision of necessary electricity, natural gas and other power sources and marketing agreements for ethanol and distillers grains. Assuming we obtain the necessary debt financing, we expect to have sufficient cash on hand to cover construction and related start-up costs necessary to make the plant operational. We estimate that we will need approximately $56,619,000 to construct the plant and a total of approximately $80,500,000 to cover all capital expenditures necessary to complete the project, commence plant operations and produce revenue.
     We must obtain debt financing in order to complete construction on the ethanol plant. The amount and nature of the debt financing that we are seeking is subject to the interest rates and the credit environment as well as other economic factors over which we have no control. We have no binding contracts or commitments with any bank, lender or financial institution for our debt financing.
Plant Construction Activity
     On October 17, 2005, Holly A. Brown Construction began the earthwork and drainage piping installation. As of December 8, 2005, approximately 70% of the work was complete with sufficient grading to allow piling and foundation work to proceed.
     Although we have no definitive Design-Build Agreement, we expect to sign one in the near future. Further, we expect that Fagen, Inc. will commence construction of the plant’s foundation on or before February 1, 2006.
Permitting and Regulatory Activities
Minor Construction Permit for Air Emissions
     We received a minor construction permit for air emissions on November 17, 2005.
Waste Water National Pollutant Discharge Elimination System Permits (INPDES Permit)
     We expect to prepare the application for the INPDES Permit in the near future. We expect to have obtained the INPDES permit prior to commencing operations of the plant, as required.
Storm Water Discharge Permit and Storm Water Pollution Prevention Program (General NPDES Permits)
     In October 2005, we received a Storm Water Discharge Permit and Storm Water Pollution Prevention Plan.
Spill prevention, control and countermeasures plan and risk management plan
     We expect to have the spill prevention, control and counter measures plan and risk management plan complete in the near future.
Alcohol and Tobacco Tax and Trade Bureau Requirements

     We expect to obtain an alcohol fuel producer’s permit from the Alcohol and Tobacco Tax and Trade Bureau (“TTB”) prior to commencing plant operations.
Operating Expenses
     When the ethanol plant nears completion, we expect to incur various operating expenses, such as supplies, utilities and salaries for administration and production personnel. Along with operating expenses, we anticipate that we will have significant expenses relating to debt financing and interest. We have allocated funds in our budget for these expenses, but cannot assure that the funds allocated will be sufficient to cover these expenses. We may need additional funding to cover these costs if sufficient funds are not available or if costs are higher than expected.
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
     The following table represents some of the anticipated positions within the plant and the minimum number of individuals we expect will be full-time personnel:

Full-Time
Position	Personnel
General Manager	1
Plant Manager	1
Commodities Manager	1
Controller	1
Lab Manager	1
Lab Technician	2
Secretary/Clerical	3
Shift Supervisors	4
Office Manager	1
Maintenance Supervisor	1
Maintenance Craftsmen	4
Plant Operators	12
TOTAL	32
Application of Critical Accounting Policies
     Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. We do not believe that any of the significant accounting policies described in the notes to the financial statements are critical at this time, however we expect to implement critical accounting policies as we prepare for and commence operation of the ethanol plant.
Liquidity and Capital Resources
Sources of Funds
     During the time period beginning with the Company’s formation on August 12, 2004 and ending on November 19, 2004, we raised $975,000 in seed capital through a private placement. In addition, we raised $35,880,000 in our offering of federally registered securities. We expect that we will require debt financing of approximately $43,645,000, which includes senior debt financing and any grants and/or tax increment financing we are awarded. We expect our seed capital and registered offering proceeds to supply us with enough cash to cover our costs, including staffing, office costs, audit, legal, compliance and staff training, until we procure debt financing. Assuming execution of loan closing agreements, we expect to have sufficient cash on hand to cover all costs associated with construction of the project, including, but not limited to, site acquisition and development, utilities, construction and equipment acquisition.
     We have obtained a non-binding debt financing commitment but we do not have a binding agreement for the debt financing that we need. If we do not secure the necessary debt financing, we will not be able to construct our proposed ethanol plant and may have to abandon our business.
Estimated Uses of Proceeds
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
Financial Results
     As of September 30, 2005, we had cash of $213,598 and total assets of $647,067. We raised $975,000 in seed capital through a private placement and $35,880,000 in a federally registered offering which were released from escrow in November 2005. We have used the seed capital proceeds and a portion of the proceeds from our registered offering, which were available to us after fiscal year end to fund our development and organizational needs, and to pay off the interim loan we took out to purchase the plant site.
     As of September 30, 2005, we had current liabilities of $132,160.
     Total members equity as of September 30, 2005 was $514,907. Since inception, we have generated no revenue from operations. As of the fiscal year ended September 30, 2005, we have a net loss of $427,176 due to start-up costs.
Trends Impacting the Ethanol Industry
     While we anticipate continued strong demand for ethanol, we are uncertain as to the sustainability of current ethanol prices given the increasing ethanol supply as new plants begin production and existing plants continue to expand. The total production of ethanol is at an all time high. In 2004, 81 ethanol plants located in 20 states produced 3.41 billion gallons. According to the Renewable Fuels Association, there are currently more than 90 operational ethanol plants nationwide that have the capacity to produce over 4 billion gallons annually. In addition, there are approximately 26 ethanol plants and nine expansions under construction or in various stages of development, which when operational are expected to produce approximately another 1.6 billion gallons of ethanol annually. A greater supply of ethanol on the market from other plants could reduce the price we are able to charge for our ethanol. This would have a negative impact on our future revenues once we become operational.

     Consumer resistance to the use of ethanol may affect the demand for ethanol which could affect our ability to market our product and reduce the value of your investment. Certain individuals believe that the use of ethanol will have a negative impact on prices at the pump. Many also believe that ethanol adds to air pollution and harms car and truck engines. Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of ethanol that is produced. These consumer beliefs could potentially be wide-spread. If consumers choose not to buy ethanol, it would affect the demand for the ethanol we produce which could negatively affect our ability sell our product and negatively affect our profitability.
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

Item 7. FINANCIAL STATEMENTS.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Audit Committee and
Board of Governors
Siouxland Ethanol, LLC
Jackson, Nebraska
We have audited the accompanying balance sheet of Siouxland Ethanol, LLC (a development stage company), as of September 30, 2005 and 2004, and the related statements of operations, changes in members’ equity, and cash flows for the fiscal years ended September 30, 2005 and 2004 and for the period from inception (August 12, 2004) to September 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Siouxland Ethanol, LLC, (a development stage company) as of September 30, 2005 and 2004, and the results of its operations and its cash flows for the fiscal years ended September 30, 2005 and 2004 and for the period from inception (August 12, 2004) to September 30, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.

Certified Public Accountants
Minneapolis, Minnesota
November 23, 2005

SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Balance Sheet

	September 30	September 30
	2005	2004

ASSETS

Current Assets
Cash and equivalents	$213,598	$47,213
Prepaids	28,920	—

Total current assets	242,518	47,213

Property and Equipment
Office equipment	11,042	—
Accumulated depreciation	(626)	—

Net property and equipment	10,416	—

Other Assets
Deferred offering costs	387,133	3,274
Land options and other	7,000	—

	394,133	3,274

Total Assets	$647,067	$50,487

LIABILITIES AND EQUITY

Current Liabilities
Accounts payable	$129,709	$33,404
Accrued expenses	2,451	—

Total current liabilities	132,160	33,404

Commitments and Contingencies

Members’ Equity
Member contributions, 195 units and 10 units outstanding at September 30, 2005 and 2004, respectively	975,000	50,000
Deficit accumulated during development stage	(460,093)	(32,917)

Total members’ equity	514,907	17,083

Total Liabilities and Members’ Equity	$647,067	$50,487

Notes to Financial Statements are an integral part of this Statement.

SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Statements of Operations

	Year Ended	Year Ended	From Inception
	September 30	September 30	(August 12, 2004)
	2005	2004	to September 30, 2005

Revenues	$—	$—	$—

Operating Expenses
Professional fees	338,053	32,630	370,683
General and administrative	91,242	287	91,529

Total	429,295	32,917	462,212

Operating Loss	(429,295)	(32,917)	(462,212)

Other Income (Expense)
Other income	2,119	—	2,119

Total other income	2,119	—	2,119

Basic and Diluted Net Loss	$(427,176)	$(32,917)	$(460,093)

Basic and Diluted Net Loss Per Unit (175, 10, and 156 weighted average units outstanding, respectively)	$(2,441.01)	$(3,291.70)	$(2,949.31)

Notes to Financial Statements are an integral part of this Statement.

SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Statement of Changes in Members’ Equity

Balance — August 12, 2004	$—

Capital contributions - 10 units, $5,000 per unit, August 2004	50,000

Net loss for the year ended September 30, 2004	(32,917)

Balance — September 30, 2004	17,083

Capital contributions - 185 units, $5,000 per unit, November 2004	925,000

Net loss for the year ended September 30, 2005	(427,176)

Balance — September 30, 2005	$514,907

Notes to Financial Statements are an integral part of this Statement.

SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Condensed Statements of Cash Flows

	Year Ended	Year Ended	From Inception
	September 30	September 30	(August 12, 2004)
	2005	2004	to September 30, 2005

Cash Flows from Operating Activities
Net loss	$(427,176)	$(32,917)	$(460,093)
Adjustments to reconcile net loss to net cash from operations:
Depreciation	626	—	626
Change in assets and liabilities:
Prepaids	(28,920)	—	(28,920)
Accounts payable	92,926	31,380	124,306
Accrued expenses	2,451	—	2,451

Net cash used in operating activities	(360,093)	(1,537)	(361,630)

Cash Flows from Investing Activities
Payment for land options and other	(7,000)	—	(7,000)
Capital expenditures	(11,042)	—	(11,042)

Net cash used in investing activities	(18,042)	—	(18,042)

Cash Flows from Financing Activities
Member contributions	925,000	50,000	975,000
Payments for deferred offering costs	(380,480)	(1,250)	(381,730)

Net cash provided by financing activities	544,520	48,750	593,270

Net Increase in Cash and Equivalents	166,385	47,213	213,598

Cash and Equivalents — Beginning of Period	47,213	—	—

Cash and Equivlents — End of Period	$213,598	$47,213	$213,598

Supplemental Disclosure of Noncash Investing and Financing Activities

Deferred offering costs included in accounts payable	$5,403	$2,024	$5,403

Notes to Financial Statements are an integral part of this Statement.

SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
September 30, 2005 and 2004
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
Siouxland Ethanol, LLC, (a Nebraska Limited Liability Company) was organized to pool investors to build a 50 million gallon annual production ethanol plant in Dakota County, Nebraska. As of September 30, 2005, the Company is in the development stage with its efforts being principally devoted to equity raising and organizational activities. The Company anticipates completion of the plant in the Spring of 2007.
Fiscal Reporting Period
The Company has adopted a fiscal year ending September 30 for reporting financial operations.
Accounting Estimates
Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles of the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.
Cash and Equivalents
The Company maintains its accounts primarily at two financial institutions. At times throughout the year, the Company’s cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company’s financial instruments consist primarily of cash and equivalents, where fair market value equals their carrying value.
Equipment
Equipment is stated at the lower of cost or estimated fair value. Depreciation is provided over an estimated useful life by use of straight line method. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.
Deferred Offering Costs
The Company defers the costs incurred to raise equity financing until that financing occurs. At such time that the issuance of new equity occurs, these costs will be netted against the proceeds received; or if the financing does not occur, they will be expensed.
Grants
The Company recognizes grant income as other income for reimbursement of expenses incurred upon complying with the conditions of the grant. For reimbursements of capital expenditures, the grants are recognized as a reduction of the basis of the asset upon complying with the conditions of the grant.

Income Taxes
Siouxland Ethanol, LLC is treated as a partnership for federal and state income tax purposes, and generally does not incur income taxes. Instead its earnings and losses are included in the income tax returns of its members. Therefore, no provision or liability for federal or state income taxes has been included in these financial statements.
Recently Issued Accounting Pronouncements
Management has reviewed recently issued, but not yet effective, accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Company’s financial statements.
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
3. MEMBERS’ EQUITY
As specified in the Company’s operating agreement, the Company is authorized to issue an unlimited number of membership units. The Company has one class of membership units, which include certain transfer restrictions as specified in the operating agreement and pursuant to applicable tax and securities laws.
Registration Statement
The Board voted on March 21, 2005 to prepare a public offering and filed a Form SB-2 Registration Statement with the Securities and Exchange Commission (SEC). The Registration Statement offers up to 4,600 units for sale at $10,000 per unit ($46,000,000). The minimum purchase is two units for a minimum investment of $20,000; additional purchases may be made in one unit increments. A potential investor must submit a 10% deposit with their subscription agreement and execute a promissory note for the remaining balance, due upon 20 days notice from the Board. All subscription proceeds including the deposit will be held in escrow until the Company receives a conditional debt financing commitment. The Registration Statement was declared effective in August 2005.
At September 30, 2005, the Company had subscriptions for 3,588 units totaling $35,880,000. The equity offering was closed effective November 3, 2005 along with the termination of the escrow agreement and issuance of the membership units.
4. INCOME TAXES
The differences between financial statement basis and tax basis of assets are as follows at
September 30, 2005:

	September 30,	September 30,
	2005	2004
Financial statement basis of total assets	$647,067	$50,487

Organizational costs expensed for financial reporting purposes	456,456	32,917

Taxable income tax basis of total assets	$1,103,523	$83,404

There were no differences between the financial statement basis and tax basis of the Company’s liabilities.

5. COMMITMENTS AND CONTINGENCIES
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
In September 2005, the Company entered into an agreement with an affiliate of the expected general contractor to provide preliminary design, engineering, procurement and construction services for the development and construction of the plant for a fixed fee of $92,500 plus reimbursable expenses. Either party may terminate this agreement upon 20 days’ written notice. The fees related to the agreement will be credited against the final design build agreement.
Land contracts
In November 2004, the Company entered into a contract with an unrelated party to have the option to purchase approximately 50 acres of land in Dakota County Nebraska, for $8,000 per acre. The Company paid $1,000 for this option. The initial option extends until December 31, 2005, but the Company has the right to extend the option for up to two additional ninety day terms. If the option is exercised during the time permitted, the $1,000 deposit will be applied to the purchase price. The Company’s comprehensive plan for construction of an ethanol plant contemplates using this site, in conjunction with the two sites discussed below. These three sites are adjacent to each other and are anticipated to be the site of the ethanol plant. In August 2005, this option was consolidated with the option for 8 acres as described below. Subsequent to year end, the Company exercised the consolidated option to purchase this property.
In January 2005, the Company entered into a contract with an unrelated party to have the option to purchase approximately 8 acres of land in Dakota County Nebraska, for $8,000 per acre. The Company paid $1,000 for this option. The initial option extends until December 31, 2005, but the Company has the right to extend the option for up to two additional ninety day terms. If the option is exercised during the time permitted, the $1,000 deposit will be applied to the purchase price. In August 2005, this option was consolidated with the option for 50 acres described above. Subsequent to year end, the Company exercised its option to purchase this property.
In February 2005, the Company entered into a contract with an unrelated party to have the option to purchase approximately 7 acres of land in Dakota County Nebraska, for a total purchase price of $250,000, including the purchase of the residence and one acre of land for $175,000 and the remaining buildings and 6 acres of land for an additional $75,000. The Company paid $2,500 for this option. The initial option extends until December 31, 2005, but the Company has the right to extend the option for up to two additional ninety day terms, and each extended option will include an additional option fee of $2,000. If the option is exercised during the time permitted, the $2,500 deposit and any subsequent option fees will be applied to the purchase price. Subsequent to year end, the Company exercised its option to purchase this property.
The Company entered into another option with an unrelated party to purchase land in November 2004, for approximately 33 acres of land in Dakota County Nebraska, for $8,500 per acre. The Company paid $1,000 for this option. The initial option extends until December 31, 2005, but the Company has the right to extend the option for up to two additional ninety day terms. If the option is exercised during the time permitted, the deposit will be applied to the purchase price. This option contract was for a back-up site for the ethanol plant, in the event that the site with the three land option contracts discussed above is not feasible.

Consulting contracts
In October 2004, the Company entered into a consulting agreement, beginning November 1, 2004 and continuing until twelve months after the completion date, with an unrelated party to provide consulting and project management services for supplies of natural gas and electricity to the plant. The agreement shall be month-to-month after the initial term until either party, with 30 days written notice, terminates the agreement. For these services, the Company will pay $2,900 per month plus pre-approved travel expenses. As of July 1, 2005, the consultant and the Company agreed to suspend billing of the initial agreement and will continue billing once the equity drive is complete.
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
In December 2004, the Company signed an agreement with an unrelated party for a national pollution discharge permit system and well permitting assistance and other on call services for the project at hourly rates.
In December 2004, the Company entered into an agreement with an unrelated party for environmental permitting for the plant. The agreement sets forth hourly rates for services and fees for specified services. The Company may terminate this agreement with out cause with 30 day written notice. The consultant may terminate this agreement upon seven days written notice.
In March 2005, the Company signed a letter of agreement with an unrelated party to provide a geotechnical investigation for the project for a fee of approximately $23,000. Subsequent to year end, the Company entered into an agreement for additional geotechnical services for approximately $77,000.
6. SUBSEQUENT EVENTS
Consulting contracts
In October 2005, the Company entered into an agreement with an unrelated party to locate a suitable production water supply for the new plant which includes test drilling of two sites. The estimated costs for services are approximately $132,000.
Construction contracts
In October 2005, the Company entered into an agreement for Phase I grading and drainage at the plant site for approximately $1,186,000. Work began on the contract in October 2005.
Bridge financing loan
In October 2005, the Company obtained a bridge financing loan to purchase land under option as noted above for approximately $760,000. The loan incurred interest at the 7.05% and was due on December 1, 2005. In November 2005, the Company repaid the loan.

Conditional debt financing commitment
In October 2005, the Company received a conditional debt financing commitment for the lesser of $43,025,000 or 65% of the total project appraised value to build a 50 million gallon ethanol plant. The debt commitment requires the Company to maintain certain financial covenants including minimum debt service coverage, working capital and net worth as well as restrictions on distributions and capital expenditures.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.
Item 8A. CONTROLS AND PROCEDURES.
     Our management, including our President and Chairman (the principal executive officer), Tom Lynch, along with our Treasurer (the principal financial officer), John Kingsbury, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.
     Our management, consisting of our President and Chief Executive Officer and our Treasurer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of September 30, 2005 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
Item 8B. OTHER INFORMATION.
     None.
PART III
Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
Identification of Directors, Executive Officers and Significant Employees
As of September 30, 2005, our board of directors consists of the following directors:
Tom Lynch, Chairman, President and Director, Age 65
     Mr. Lynch has served on our board of directors since the Company’s inception.
     Mr. Lynch retired from the Burlington Northern Santa Fe Rail Road in July of 1995 where he held the position of General Superintendent of Operations. For the past five years and continuing through the present, he manages Lynch Properties, Inc., a family owned farm and recreational property in Dakota County, Nebraska. Mr. Lynch also serves on the Village Board of Trustees for the Village of Jackson, Nebraska.
     Mr. Lynch will serve as a director until the first member meeting following substantial completion of our plant, and until a successor is elected and qualified, or until his earlier death, resignation, removal or disqualification. He will serve as Chairman and President until his resignation or removal from office by the board.
Pam Miller, Vice Chairperson, Vice President and Director, Age 46
     Ms. Miller has served on our board of directors since the Company’s inception.
     Ms. Miller has been employed by Northeast Community College since January of 2005 as the South Sioux City Education Center Coordinator. In addition, since January of 2003, she has also been employed on a part-time basis as the Dakota County Commissioner. Ms. Miller also owns a construction company with her husband in Homer, Nebraska. Beginning in August of 1996 through December of 2004, she was an adjunct facility member at Morningside College. Ms. Miller was also an adjunct faculty member at Western Iowa Tech Community College from June of 1997 until May of 2004. Ms. Miller serves on several boards in the region, including the Nebraska Loess Hills RC&D, Dakota County Interagency Team (DCIT), South Sioux City Chamber of Commerce Legislative

Committee, Siouxland Interstate Metropolitan Planning Council (SIMPCO), and Siouxland Regional Economic Development Committee.
     Ms. Miller will serve as a director until the first member meeting following substantial completion of our plant, and until a successor is elected and qualified, or until her earlier death, resignation, removal or disqualification. She will serve as Vice Chairman and Vice President until her resignation or removal from office by the board.
John Kingsbury, Director and Treasurer, Age 57
     Mr. Kingsbury has served on our board of directors since the Company’s inception.
     Mr. Kingsbury is the President and CEO of the Bank of Dixon County since 1997. The Bank of Dixon County has several locations throughout northeast Nebraska, including a branch in Jackson. Mr. Kingsbury also is the principal owner of BDC Insurance since 1974. Mr. Kingsbury also serves on the Nebraska Department of Roads Highway Commission. He is a member of the Nebraska Chamber of Commerce and Industry.
     Mr. Kingsbury will serve as a director until the first member meeting following substantial completion of our plant, and until a successor is elected and qualified, or until his earlier death, resignation, removal or disqualification. He will serve as Treasurer until his resignation or removal from office by the board.
Doug Garwood, Secretary and Director, Age 61
     Mr. Garwood has served on our board of directors since the Company’s inception.
     Since January of 1999, Mr. Garwood has been the co-owner and operator of Garwood Enterprises, which consists of a 2,400 acre farming operation and trucking company. Mr. Garwood currently serves on the Dakota County Economic Development Committee, South Sioux Chamber of Commerce, and the Nebraska Boys and Girls Home Board of Directors.
     Mr. Garwood will serve as a director until the first member meeting following substantial completion of our plant, and until a successor is elected and qualified, or until his earlier death, resignation, removal or disqualification. He will serve as Secretary until his resignation or removal from office by the board.
Ronald Wetherell, Director, Age 60
     Mr. Wetherell has served on our board of directors since the Company’s inception.
     Mr. Wetherell is the current chairman of the board of directors of Little Sioux Corn Processors, LLC in Marcus, Iowa. Little Sioux Corn Processors, LLC is a public company and files reports with the Securities and Exchange Commission. He is also the owner and operator of Wetherell Manufacturing Company in Cleghorn, Iowa and has been for 40 years. Mr. Wetherell is currently the chairman of the Cherokee County Board of Supervisors. He also owns numerous farming operations throughout northwest Iowa.
     Mr. Wetherell will serve as a director until the first member meeting following substantial completion of our plant, and until a successor is elected and qualified, or until his earlier death, resignation, removal or disqualification.
Darrell Downs, Director, Age 67
     Mr. Downs has served on our board of directors since the Company’s inception.
     Prior to his retirement in 1994, Mr. Downs was employed by Moorman Manufacturing Company for 38 years. He has also been the mayor of Marcus, Iowa for the past 6 years and he has served as a consultant for Cherokee County Economic Development in Cherokee County, Iowa since 2003. Mr. Downs is on the board of directors of Little Sioux Corn Processors, LLC in Marcus, Iowa. Little Sioux Corn Processors, LLC is a public company and files reports with the Securities and Exchange Commission. Mr. Downs also rents out farmland throughout northwest Iowa and has been doing this for 20 years.
     Mr. Downs will serve as a director until the first member meeting following substantial completion of our plant, and until a successor is elected and qualified, or until his earlier death, resignation, removal or disqualification.
Shennen Saltzman, Director, Age 38
     Mr. Saltzman has served on our board of directors since the Company’s inception.
     Since August of 1997, Mr. Saltzman has been the owner of SEP, LLC, which owns and operates 12 Burger King restaurants with locations in Sioux City, Iowa; Yuma, Arizona; and Imperial Valley, California. He has also been a farmer/rancher who owns farmland in Dakota County since 2001. Beginning in December 1989 until he purchased SEP, LLC in August of 1997, Mr. Saltzman was an executive vice president at Pioneer Bank in Sioux City, Iowa. He serves on the Pioneer Bank Board of Directors, Briar Cliff University Board of Trustees, the Siouxland Initiative, and the Dakota County Economic Development Committee.
     Mr. Saltzman will serve as a director until the first member meeting following substantial completion of our plant, and until a successor is elected and qualified, or until his earlier death, resignation, removal or disqualification.
Donald ‘Skip’ Meisner, Director, Age 69
     Mr. Meisner has served on our board of directors since the Company’s inception.
     Since March of 2001, Mr. Meisner has operated Meisner Management Services, LLC, which provides management of public works projects for local units of government. Examples of activities of Meisner Management Services, LLC include working to coordinate and manage flood control projects, bridges and housing developments and facilitating strategic planning for governments and their agencies. For the five years prior to March of 2001, Mr. Meisner served as Executive Director of the Siouxland Interstate Metropolitan Planning Council (SIMPCO). He currently serves on the board of the Siouxland Community Foundation and the Tri-State Graduate Study Center. Meisner owns ground in Knox County, Nebraska.
     Mr. Meisner will serve as a director until the first member meeting following substantial completion of our plant, and until a successor is elected and qualified, or until his earlier death, resignation, removal or disqualification.
Mark Peterson, Director, Age 47
     Mr. Peterson has served on our board of directors since the Company’s inception.
     Mr. Peterson served as senior vice president of IBP/Tyson from March of 1983 until July of 2004. In addition, he is a farmer/rancher with operations in Dakota County, Nebraska, other parts of Nebraska, northwest Iowa and southeast South Dakota and has been since 1985. Mr. Peterson currently serves on the board of trustees for the University of South Dakota and is a principal and board member of Liberty National Bank of Sioux City, Iowa.
     On October 24, 2005, Mr. Peterson resigned from his position as director.
Matt Sederstrom, Director, Age 32
     Mr. Sederstrom has served on our board of directors since the Company’s inception.
     Mr. Sederstrom is employed by Fagen, Inc. as a project developer for fuel ethanol facilities and has been since June of 2001. Prior to his employment with Fagen, Inc., he was employed by Schott Corporation beginning in 1999 as a marketing representative.

     Mr. Sederstrom will serve as a director until the first member meeting following substantial completion of our plant, and until a successor is elected and qualified, or until his earlier death, resignation, removal or disqualification.
Bill Riechers, Director, Age 53
     Mr. Riechers has served on our board of directors since the Company’s inception.
     Mr. Riechers is a project coordinator and consultant for Value Add Ventures, LLC and has been since December 2001. As a project coordinator and consultant, he coordinates the project financing associated with the construction of ethanol plants. The following are the ethanol projects for which Mr. Riechers has served as a project coordinator: Big River Resources, LLC; Golden Grain Energy, LLC; Amaizing Energy, LLC; Western Wisconsin Renewable Energy; Glacial Lakes Energy, LLC; United Wisconsin Grain Producers, LLC; Granite Falls Energy, LLC; and E Energy Adams, LLC. Mr. Riechers is also on the board of directors of E Energy Adams, LLC. In 2000 and 2001, Mr. Riechers worked for Agri Sales Associates and Farnam Companies in agricultural sales in the upper Midwest and Canada. Since February of 2002, Mr. Riechers has had a consulting agreement with Fagen, Inc. As a part of this consulting agreement, Mr. Riechers receives a monthly fee of $2,000 from Fagen, Inc.
     Mr. Riechers will serve as a director until the first member meeting following substantial completion of our plant, and until a successor is elected and qualified, or until his earlier death, resignation, removal or disqualification.
Craig Ebberson, Director, Age 51
     Mr. Ebberson has served on our board of directors since the Company’s inception.
     Mr. Ebberson operates a 10,000 acre farm in northeast Nebraska which consists of corn, soybeans and alfalfa since 1970. He also owned and operated a 6,000 head commercial cattle feed yard since 1970. Mr. Ebberson also owns Kerloo Creek Ranch, Inc., a family owned ranch and Wynot River Farms, LLC. He is a member of the Nebraska Cattlemen’s Association, Nebraska Corn Association and Nebraska Soybean Association.
     Mr. Ebberson will serve as a director until the first member meeting following substantial completion of our plant, and until a successor is elected and qualified, or until his earlier death, resignation, removal or disqualification.
David Bailey Aalfs, Age 67
     Mr. Aalfs has served on our board of directors since October 27, 2005.
     Since 1977, Mr. Aalfs has been the CEO of Sabre Communications Corporation, a leading manufacturer of communication towers.
     Mr. Aalfs will serve as a director until the first member meeting following substantial completion of our plant, and until a successor is elected and qualified, or until his earlier death, resignation, removal or disqualification.
Adoption of Code of Ethics
     Our board of directors has adopted a code of ethics that applies to our principal executive officer, Tom Lynch and our principal financial officer, John Kingsbury. Both of these individuals signed an acknowledgment of his receipt of our code of ethics. Our code of ethics is filed as Exhibit 14.1 to this annual report on Form 10-KSB.
     Any person who would like a copy of our code of ethics may contact the Company at (402) 632-2676. Upon request the Company will provide copies of the code of ethics at no charge to the requestor.

Identification of Audit Committee
     The board of directors has appointed an audit committee for the purpose of overseeing the accounting and financial reporting processes of the Company and audits of the Company’s financial statements. The audit committee consists of Pam Miller, Donald Meisner and D. Bailey Aalfs. The chairperson of the audit committee is Pam Miller.
Audit Committee Financial Expert
     The board of directors has not designated any member of our audit committee as an audit committee financial expert. The board of directors is in the process of evaluating the experience and education of our audit committee members in order to determine whether one or more of our current audit committee members qualifies as an audit committee financial expert.
Item 10. EXECUTIVE COMPENSATION.
     During the fiscal year ended September 30, 2005, we did not compensate our President, Tom Lynch.
     We reimburse our officers and directors for expenses incurred relating to services rendered on the Company’s behalf. Other than the consulting agreement we have with Bill Riechers and Darrell Downs, we do not have any employment or compensation agreements with any officer or director. See “Certain Relationships and Related Transactions.”
Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Equity Compensation Plans
     Two of our directors, Bill Riechers and Darrell Downs are serving as our project coordinators and are receiving compensation as such under our consulting agreement with them. Mr. Riechers received a one-time cash payment of $25,000 upon execution of the agreement and will receive a weekly payment of $300 per day up to and not exceeding $1,500 per week. In addition, if we are able to secure adequate debt financing to capitalize the project, Mr. Riechers will receive a one-time cash bonus of $35,000 and four units in Siouxland Ethanol upon loan funding. Mr. Downs received a one-time cash payment of $5,000 upon execution of the agreement and will receive a weekly payment of $150 per day up to and not exceeding $750 per week. In addition, if we are able to secure adequate debt financing to capitalize the project, Mr. Downs will receive a one-time cash bonus of $5,000 and two units in Siouxland Ethanol upon loan funding.
Equity Compensation Plan Information

Number of securities
remaining available for
	Number of Securities to		future issuance under
	be issued upon the	Weighted-average	equity compensation
	exercise of outstanding	exercise price of	plans (excluding
	options, warrants and	outstanding options,	securities reflected in
Plan Category	rights	warrants and rights	column (a))
Equity compensation plans approved by security holders	—	n/a	—
Equity compensation plans not approved by security holders	6	n/a	0
Security Ownership of Certain Beneficial Owners
     As of December 15, 2005, the following beneficial owners held 5% or more of our outstanding units:

(3) Amount and
	(2) Name and Address of	Nature of
(1) Title of Class	Beneficial Owner	Beneficial Ownership	(4) Percent of Class
Membership Units	David Bailey and Kathleen M. Aalfs
920 Quail Hollow Circle
	Dakota Dunes, SD 57047	300 units	7.93%
Security Ownership of Management
     As of December 15, 2005, members of the board of directors own units as follows:

		(3) Amount and
		Nature of
		Beneficial	(4) Percent of
(1) Title of Class	(2) Name and Address of Beneficial Owner	Ownership	Class
Membership Units	Tom Lynch
	Chairman, President and Director
	1221 Monona Blvd.
	Jackson, NE 68743	14 units	0.37%
Membership Units	Pam Miller, Vice Chairman, Vice
	President and Director
	414 Howard St.
	Homer, NE 68030	6 units	0.16%
Membership Units	John Kingsbury, Treasurer and Director
	P.O. Box 570
	Ponca, NE 68770	12 units	0.32%
Membership Units	Doug Garwood, Secretary and Director
	520 Timberline Dr.
	South Sioux City, NE 68776	21 units	0.56%
Membership Units	Ronald Wetherell, Director
	P.O. Box 188
	Cleghorn, IA 51015	15 units	0.40%
Membership Units	Darrell Downs, Director
	P.O. Box 103
	Marcus, IA 51035	4 units	0.11%
Membership Units	Shennen Saltzman, Director
	729 E. 7th St., Suite 2
	South Sioux City, NE 68776	65 units	1.72%
Membership Units	Donald “Skip” Meisner, Director
	3116 Everett St.
	Sioux City, IA 51106	9 units	0.24%
Membership Units	Matt Sederstrom, Director
	1005 Boxelder Ave.
	Marshall, MN 56258	6 units	0.16%
Membership Units	Bill Riechers, Director
	504 Astrachan
	Volga, SD 57071	4 units	0.11%
Membership Units	Craig Ebberson, Director
	56521 870th Rd.
	Belden, NE 68716	37 units	0.98%
Membership Units	David Bailey Aalfs
	920 Quail Hollow Circle
	Dakota Dunes, SD 57047	300 units	7.93%
Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Transactions with Fagen, Inc.
     On October 29, 2004, we entered into a letter of intent with Fagen, Inc. in which Fagen, Inc. would design and build an ethanol plant for a price of $56,619,000. Matt Sederstrom, an employee of Fagen, Inc., is a member and director of Siouxland Ethanol. We have not paid and we do not intend to pay any compensation to Matt Sederstrom in connection with the letter of intent with Fagen, Inc. It is our belief that the terms of our letter of intent with Fagen, Inc. are comparable to those that we could have obtained from an unaffiliated third party. Under the terms of the letter of intent, Fagen, Inc. agrees to enter into definitive agreements to provide design and construction related services to us. The letter of intent does not constitute a binding agreement, but the parties are obligated to enter into good faith negotiations to prepare definitive agreements. Prior to negotiating definitive agreements, any party could withdraw from the terms of the letter of intent. Under the letter of intent, Fagen, Inc. agrees to provide services to us in the following areas:
•	Providing a preliminary schedule and guaranteed maximum price and design-build agreement for the design and construction of our plant;

•	Assisting in all phases of the permitting process, including taking a lead role in obtaining all required permits for the construction and operation of the proposed plant;

•	Designing and building the proposed plant in accordance with a design-build contract, based upon the Design-Build Institute of America form contract; and

•	Assisting in identifying appropriate operational management for our plant.
Transactions with directors, Bill Riechers and Darrell Downs
     In January 2005, we entered into a consulting agreement with Bill Riechers and Darrell Downs to serve as our project coordinators in developing, financing and constructing our plant. Bill Riechers and Darrell Downs are directors of our Company. Under the terms of the agreement, they will:
•	Assist in negotiations of contracts with various service and product providers;

•	Assist in the planning of our equity marketing effort, including preparation of written and visual equity marketing materials and training our officers and directors to conduct our equity marketing effort;

•	Assist in the securing of debt financing for, and commencement of, construction of our plant;

•	Assist in the education of local lenders including, the preparation of a “banker’s book” tailored to our project; and

•	Perform such other reasonably necessary duties as we may request for the timely and successful securing of debt financing and commencement of construction of the project.
     Mr. Riechers received a one-time cash payment of $25,000 upon execution of the agreement and will receive a weekly payment of $300 per day up to and not exceeding $1,500 per week. In addition, if we are able to secure adequate debt financing to capitalize the project, Mr. Riechers will receive a one-time cash bonus of $35,000 and four units in Siouxland Ethanol upon loan funding.
     Mr. Downs received a one-time cash payment of $5,000 upon execution of the agreement and will receive a weekly payment of $150 per day up to and not exceeding $750 per week. In addition, if we are able to secure adequate debt financing to capitalize the project, Mr. Downs will receive a one-time cash bonus of $5,000 and two units in Siouxland Ethanol upon loan funding.
     We believe that the terms of the consulting agreement with Bill Riechers and Darrell Downs are comparable to those that we could have obtained from an unaffiliated third party.

Item 13. EXHIBITS.

Exhibit No.	Exhibit

3.1	Articles of Organization of Siouxland Ethanol, LLC. Filed as Exhibit 3.1 to the Company’s registration statement on Form SB-2 (Commission File 333-123473) and incorporated by reference herein.

3.2	Amended and Restated Operating Agreement of Siouxland Ethanol, LLC. Filed as Exhibit 3.2 to the Company’s registration statement on Form SB-2 (Commission File 333-123473) and incorporated by reference herein.

4.1	Form of Membership Certificate. Filed as Exhibit 4.1 to the Company’s registration statement on Form SB-2 (Commission File 333-123473) and incorporated by reference herein.

4.2	Form of Subscription Agreement. Filed as Exhibit 4.2 to the Company’s registration statement on Form SB-2 (Commission File 333-123473) and incorporated by reference herein.

4.3	Amended and Restated Escrow Agreement. Filed as Exhibit 4.3 to Pre-Effective Amendment No. 3 to the Company’s registration statement on Form SB-2 (Commission File 333-123473) dated July 22, 2005 and incorporated by reference herein.

10.1	Phase I Grading and Drainage Contract dated October 14, 2005.

10.2	Promissory Note (Installment Loan) and Loan Agreement dated October 14, 2005.

10.3	Phase I and II Engineering Services Agreement dated November 11, 2005.

14.1	Code of Ethics of Siouxland Ethanol, LLC.

31.1	Certificate pursuant to 17 CFR 240.13a-14(a).

31.2	Certificate pursuant to 17 CFR 240.13a-14(a).

32.1	Certificate pursuant to 18 U.S.C. § 1350.

32.2	Certificate pursuant to 18 U.S.C. § 1350.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     The aggregate fees billed by the principal independent public accountants (Boulay, Heutmaker, Zibell & Co. P.L.L.P.) to the Company for the fiscal year ended September 30, 2005, and the fiscal year ended September 30, 2004 are as follows:

Category	Year	Fees
Audit Fees	2005	$57,174
	2004	$14,995
Audit-Related Fees	2005	—
	2004	—
Tax Fees	2005	—
	2004	—
All Other Fees	2005	—
	2004	—

     Prior to engagement of the principal accountant to perform audit services for the Company, the principal accountant was pre-approved by our Audit Committee pursuant to Company policy requiring such approval.
     One hundred percent of all audit, audit-related and tax services were pre-approved by our Audit Committee.
SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIOUXLAND ETHANOL, LLC

Date: December 15, 2005	/s/ Tom Lynch

Tom Lynch
Chairman and President (Principal Executive Officer)

Date: December 15, 2005	/s/ John Kingsbury

John Kingsbury
Treasurer (Principal Financial and Accounting Officer)
     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 15, 2005	/s/ Tom Lynch

Tom Lynch, Chairman, President and Director

Date: December 15, 2005	/s/ Pam Miller

Pam Miller, Vice Chairman, Vice President and Director

Date: December 15, 2005	/s/ John Kingsbury

John Kingsbury, Treasurer and Director

Date: December 15, 2005	/s/ Doug Garwood

Doug Garwood, Secretary and Director

Date: December 15, 2005	/s/ Ronald Wetherell

Ronald Wetherell, Director

Date: December 15, 2005	/s/ Darrell Downs

Darrell Downs, Director

Date: December 15, 2005	/s/ Shennen Saltzman

Shennen Saltzman, Director

Date: December 15, 2005	/s/ Donald Meisner

Donald Meisner, Director

Date: December 15, 2005	/s/ Bill Riechers

Bill Riechers, Director

Date: December 15, 2005	/s/ Craig Ebberson

Craig Ebberson, Director

Date: December 15, 2005	/s/ David B. Aalfs

David Bailey. Aalfs, Director