Form 10QSB
period 2005-12-31
Siouxland Ethanol, LLC
filed 2006-02-14
CIK 1320050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended December 31, 2005
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
(402) 632-2676
(Issuer’s telephone number)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date: As of February 10, 2006, the company had 3,783 membership units outstanding.
Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Condensed Balance Sheet

December 31
2005

(Unaudited)
ASSETS

Current Assets
Cash and equivalents	$34,244,550
Prepaid and other	11,616

Total current assets	34,256,166

Property and Equipment
Land and improvements	752,302
Office equipment	11,042
Construction in progress	1,184,688

1,948,032
Less accumulated depreciation	(1,183)

Net property and equipment	1,946,849

Other Assets
Deferred financing costs and other	53,093

Total Assets	$36,256,108

LIABILITIES AND EQUITY

Current Liabilities
Accounts payable	$274,111
Accrued expenses	3,603

Total current liabilities	277,714

Commitments and Contingencies

Members’ Equity
Member contributions, net of costs of raising capital, 3,783 units outstanding at December 31, 2005	36,431,418
Deficit accumulated during development stage	(453,024)

Total members’ equity	35,978,394

Total Liabilities and Members’ Equity	$36,256,108

Notes to Financial Statements are an integral part of this Statement.

SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Condensed Statement of Operations

	Quarter Ended	Quarter Ended	From Inception
	December 31	December 31	(August 12, 2004) to
	2005	2004	December 31, 2005

	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$—	$—	$—

Operating Expenses
Professional fees	106,777	22,819	477,460
General and administrative	75,948	2,687	167,477

Total operating expenses	182,725	25,506	644,937

Operating Loss	(182,725)	(25,506)	(644,937)

Other Income ( Expense)
Interest income	192,342	—	192,342
Other income	975	—	3,094
Interest expense	(3,523)	—	(3,523)

Total other income, net	189,794	—	191,913

Net Income (Loss)	$7,069	$(25,506)	$(453,024)

Weighted Average Units Outstanding	2,496	117	581

Net Income (Loss) Per Unit	$2.83	$(218.00)	$(779.73)

Notes to Financial Statements are an integral part of this Statement.

SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Condensed Statement of Cash Flows

	Quarter Ended	Quarter Ended	From Inception
	December 31	December 31	(August 12, 2004) to
	2005	2004	December 31, 2005

	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$7,069	$(25,506)	$(453,024)
Adjustments to reconcile net income (loss) to net cash from operations:
Depreciation	557	—	1,183
Change in assets and liabilities
Prepaid and other	18,804	—	(10,116)
Accounts payable	53,887	(12,657)	183,596
Accrued expenses	1,152	—	3,603

Net cash provided by (used in) operating activities	81,469	(38,163)	(274,758)

Cash Flows from Investing Activities
Payment for land options and other	—	(2,000)	(7,000)
Capital expenditures	(1,841,975)	—	(1,853,017)

Net cash used in investing activities	(1,841,975)	(2,000)	(1,860,017)

Cash Flows from Financing Activities
Proceeds from bridge financing loan	760,000	—	760,000
Payments on bridge financing loan	(760,000)	—	(760,000)
Payments for financing costs	(52,093)	—	(52,093)
Member contributions	35,880,000	925,000	36,855,000
Payments for deferred offering costs	(36,449)	(10,468)	(423,582)

Net cash provided by financing activities	35,791,458	914,532	36,379,325

Net Increase in Cash and Equivalents	34,030,952	874,369	34,244,550

Cash and Equivalents — Beginning of Period	213,598	47,213	—

Cash and Equivalents — End of Period	$34,244,550	$921,582	$34,244,550

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$3,523	$—	$3,523

Supplemental Disclosure of Noncash Investing and Financing Activities
Land options exercised for land purchased	$4,500	$—	$4,500

Construction in progress in accounts payable	$90,515	$—	$90,515

Deferred offering costs offset against member contributions	$423,582	$—	$423,582

Deferred offering costs included in accounts payable	$—	$8,493	$—

Notes to Financial Statements are an integral part of this Statement.

SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Condensed Notes to Financial Statements (Unaudited)
December 31, 2005
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and foot note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United Sates of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended September 30, 2005, contained in the Company’s annual report on Form 10-KSB for 2005.
In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting of normal recurring accruals) that we consider necessary to present fairly the Company’s results of operations, financial position and cash flows. The results reported in these condensed interim financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.
Nature of Business
Siouxland Ethanol, LLC, (a Nebraska Limited Liability Company) was organized to pool investors to build a 50 million gallon annual production ethanol plant in Dakota County, Nebraska. As of December 31, 2005, the Company is in the development stage with its efforts being principally devoted to organizational activities and preliminary construction. The Company anticipates completion of the plant in spring of 2007.
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
Property and equipment
Property and equipment is stated at the lower of cost or estimated fair value. Depreciation is provided over an estimated useful life by the use of straight line method. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized. The Company capitalizes construction costs and construction period interest until the assets are placed in service. There was no interest related to construction in progress for the quarter ended December 31, 2005.
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

SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Condensed Notes to Financial Statements (Unaudited)
December 31, 2005
2. DEVELOPMENT STAGE ENTERPRISE
The Company was formed on August 12, 2004 to have a perpetual life. The Company was initially capitalized by members who contributed an aggregate of $100,000 for 20 membership units. Additionally, the Company was further capitalized by additional members, contributing an aggregate of $875,000 for 175 units in November 2004.
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
Registration Statement
The Board voted on March 21, 2005 to prepare a public offering and filed a Form SB-2 Registration Statement with the Securities and Exchange Commission (SEC). The Registration Statement offered up to 4,600 units for sale at $10,000 per unit ($46,000,000) and was declared effective in August 2005. The equity offering was closed effective November 3, 2005 along with the termination of the escrow agreement and issuance of the 3,588 membership units totaling $35,880,000. The Company offset proceeds from the equity offering with deferred offering costs of $423,582.
4. COMMITMENTS AND CONTINGENCIES
Construction contracts
The total cost of the project, including the construction of the ethanol plant and start-up expenses is expected to approximate $80,500,000. In January 2006, the Company signed a lump-sum design-build agreement with a general contractor for $56,619,000. As part of the contract, the Company will pay a $5,000,000 mobilization fee, subject to retainage. Monthly applications will be submitted for work performed in the previous period. Final payment will be due when final completion has been achieved. The design-build agreement includes a provision whereby the general contractor receives an early completion bonus for each day the construction is complete prior to 485 days. The contract may be terminated by the Company upon a ten day written notice subject to payment for work completed, termination fees, and any applicable costs and retainage. An employee of the general contractor is an investor and director of the Company.
In November 2005, the Company entered into an agreement with an affiliate of the general contractor to provide preliminary design, engineering, procurement and construction services for the development and construction of the plant for a fixed fee of $92,500 plus reimbursable expenses. Either party may terminate this agreement upon 20 days’ written notice. The fees related to the agreement will be credited against the final design-build agreement.
In October 2005, the Company entered into an agreement with an unrelated party for Phase I grading and drainage at the plant site for approximately $1,245,000 including change orders. Work began on the contract in October 2005.
In January 2006, the Company entered into an agreement with an unrelated party for foundation and site preparation for approximately $1,334,000. Final payment of the contract price is due within twenty days of a properly submitted completion application by the contract. The agreement is terminable with seven days written notice from either party.

SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Condensed Notes to Financial Statements (Unaudited)
December 31, 2005
In January 2006, the Company entered into an agreement with an unrelated party for natural gas pipeline construction for approximately $1,182,000.
Land contracts
In October 2005, the Company exercised its options on the primary site for the ethanol plant and purchased some additional land for a total of approximately 77 acres at total cost of approximately $752,000. The remaining option on the alternative site was not exercised and expired on December 31, 2005.
Bridge financing loan
In October 2005, the Company obtained a bridge financing loan to purchase land under option as noted above for approximately $760,000. The loan incurred interest at the 7.05% and was due on December 1, 2005. In November 2005, the Company repaid the loan with proceeds from the equity offering.
Consulting contracts
In January 2005, the Company entered into a consulting agreement with two related parties to provide services relating to contract negotiation, marketing, and the securing of debt financing. The Company paid these consultants cash bonuses in November 2005, but has not issued the six units which will be done upon the Company’s successful execution of a definitive debt financing agreement. These consultants are also investors of the Company.
In October 2005, the Company entered into an agreement with an unrelated party to locate a suitable production water supply for the new plant which includes test drilling. The estimated costs for services are approximately $132,000.
Conditional debt financing commitment
In October 2005, the Company received a conditional debt financing commitment for the lesser of $43,025,000 or 65% of the total project appraised value to build a 50 million gallon ethanol plant. The debt commitment requires the Company to maintain certain financial covenants including minimum debt service coverage, working capital and net worth as well as restrictions on distributions and capital expenditures. The Company has paid approximately $52,000 in debt financing costs and is obligated to pay approximately $100,000 more.
5. SUBSEQUENT EVENTS
In January 2006, the Company announced its plans to double the size of the plant which is under construction from a 50 million gallon ethanol plant to a 100 million gallon ethanol plant after the initial plant construction is complete. The Company is still considering financing options for the expansion.

Item 2. Management’s Discussion and Analysis and Plan of Operations.
Forward Looking Statements
     This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:
•	Overcapacity in the ethanol industry;

•	Our ability to obtain the debt financing necessary to construct and operate our plant;

•	Changes in our business strategy, capital improvements or development plans;

•	Construction delays and technical difficulties in constructing the plant;

•	Changes in the environmental regulations that apply to our plant site and operations;

•	Our ability to secure marketing services for the ethanol and distillers’ grains we expect to produce;

•	Our ability to hire and retain key employees for the operation of the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in the availability and price of natural gas and the market for distillers grains;

•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);

•	Changes and advances in ethanol production technology; and

•	Competition from alternative fuel additives.
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
Overview
     Siouxland Ethanol, LLC is a development-stage Nebraska limited liability company. It was formed on August 12, 2004 for the purpose of constructing and operating a 50 million gallon dry mill corn-processing ethanol plant near Jackson, Nebraska. Recently, our plant site was annexed into the city limits for the Village of Jackson. Based upon engineering specifications produced by our design-builder, Fagen, Inc., we expect that the plant will annually consume approximately 18.5 million bushels of corn and as much as 1,600,000 Million British Thermal Units (“MMBtu”) of natural gas per month and produce approximately 50 million gallons of fuel grade ethanol and 160,000 tons of distillers grains for animal feed each year.
     We expect the project will cost approximately $80,500,000 to complete. This includes approximately $56,619,000 to build the plant and an additional $23,881,000 in other capital expenditures and working capital. Our anticipated total project cost is not a firm estimate and is expected to change from time to time as the project progresses. On January 9, 2006 we entered into a Lump-Sum Design-Build Agreement with Fagen, Inc., and on January 20, 2006, we entered into a License Agreement with ICM, Inc. We do not have any binding or non-binding agreements with an alternative design-builder for the labor or materials necessary to build the plant.
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
Plan of Operations to Start-Up of the Ethanol Plant
     We expect to spend at least the next 12 months focused on project capitalization and plant construction. We expect our equity proceeds to supply us with enough cash to cover our costs, including staffing, office costs, audit, legal, compliance and staff training, until we procure debt financing. Assuming the successful execution of loan closing agreements, we expect to have sufficient cash on hand to cover all costs associated with construction of the project, including, but not limited to, site development, utilities, construction and equipment acquisition.
Project Capitalization
     We plan to finance our project with a combination of equity and debt capital. During the time period beginning with our formation on August 12, 2004 and ending on November 19, 2004, we raised $975,000 in seed capital through a private placement. We filed a Registration Statement for an initial public offering of our units with the Securities and Exchange Commission on Form SB-2 (SEC Registration No. 333-123473), as amended, which became effective on August 8, 2005. We sold 3,588 units for $35,880,000 in our registered offering and closed the offering on November 3, 2005.
     On October 14, 2005, we executed interim financing agreements with Farm Credit Services of America, PCA pursuant to which we signed a promissory note in the amount of $760,000. We used the proceeds of the loan to exercise options on three adjacent parcels of real estate, which will together constitute our final plant site, and pay financing costs on the loan. The loan was for a term ending on December 1, 2005 and carried an interest rate of 7.050% per annum. On November 7, 2005, we paid off the interim financing loan in full with a portion of our equity proceeds.
     We must obtain debt financing in order to complete construction on the ethanol plant. The amount and nature of the debt financing that we are seeking is subject to the interest rates and the credit environment as well as other economic factors over which we have no control. We have no binding contracts or commitments with any bank, lender or financial institution for our debt financing.
     On October 17, 2005 we obtained a conditional debt financing commitment letter from Farm Credit Services of America, PCA. The debt financing commitment letter is a non-binding agreement and obligates the lender to lend us the debt financing that we need only if we satisfy all the conditions of the commitment. The conditional debt financing commitment is for the lesser of $43,025,000 or 65% of the total project appraised value to build a 50 million gallon per year ethanol plant. The debt commitment requires us to maintain certain financial covenants including minimum debt service coverage, working capital and net worth as well as restrictions on distributions and capital expenditures.
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
     On January 19, 2006, we issued a press release announcing our intention to double the production capacity of our plant from an expected 50 million gallons per year to 100 million gallons per year in the second year of production. We are exploring financing options for the proposed expansion. There is no assurance or guarantee that we will expand the plant as we currently anticipate. A variety of factors outside our control may either delay or prohibit our expansion plans.
Plant Construction Activity
     We have started construction of our plant near Jackson, Nebraska. Our plant site consists of three adjacent parcels. We selected the site because of its location relative to existing grain production, accessibility to road and rail transportation, and its proximity to major population centers. The site is in close proximity to State Highway 20, which runs east-west across the northern half of Nebraska. It is also near a rail line serviced by the Burlington Northern Santa Fe Railroad through its shortline partner Nebraska Northeastern Railway. We have engaged Antioch International, Inc. of Elkhorn, Nebraska, to assist us with the rail engineering and design services necessary to install rail infrastructure for a 50 million gallon per year ethanol plant.
     We expect to complete construction of the proposed plant and commence operations in Spring 2007, which is approximately 14 to 16 months after construction commenced. Our activities for the next 12 months will include completion of the final design and development of the plant. We also plan to negotiate and execute final contracts concerning the construction of the plant, provision of necessary electricity, natural gas and other power sources and marketing agreements for ethanol and distillers grains.
Earthwork and Site Preparation
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
     On October 17, 2005, Holly A. Brown Construction began the earthwork and drainage piping installation. A change order on December 21, 2005 increased the price we paid for the services by $58,934 to $1,245,000. As of February 13, 2006, we estimate that Holly A. Brown Construction has completed approximately 75% of the earthwork and drainage piping installation.
Phase I and Phase II Engineering Services
     On November 11, 2005, we entered into a Phase I and Phase II Engineering Services Agreement with Fagen Engineering, LLC for the performance of certain engineering and design work. Fagen Engineering, LLC is an entity related to our design-builder, Fagen, Inc., and performs the engineering services for projects constructed by Fagen, Inc. In exchange for engineering and design services, including engineering and design for the plant site and engineering and design of site work and plant utilities, we have agreed to pay Fagen Engineering, LLC $92,500, which will be credited against the total design-build costs.
Foundation and Site Preparation

     On January 6, 2006, we awarded a contract to Blackhawk Foundation Co., Inc. (“Blackhawk”) for the installation of auger cast piles. In exchange for the installation of auger cast piles, we have agreed to pay Blackhawk a sum of $1,334,400, subject to additions and reductions as mutually agreed upon by the parties. Auger cast piles provide support for the foundation of the plant. As of February 2, 2006, the installation was approximately 80% complete.
     Under the terms of the contract, Blackhawk must provide all labor, materials, equipment, and services necessary to complete the installation of the auger cast piles and for a period of one year following substantial completion, promptly correct any defective work upon receipt of notice from us that the work performed was defective. It must also and indemnify and hold us harmless from all claims for injury and property damage that may occur as a result of its actions. Substantial completion of the installation of the auger cast piles must be done by February 21, 2006, provided that the time for completion of the auger cast piles shall be extended if circumstances occur that are beyond Blackhawk’s control.
     Under the terms of the contract, we must timely provide all information, financial and otherwise, required for Blackhawk to complete its obligations under the contract; secure and pay for all permits and fees not the responsibility of Blackhawk, but required for the development, construction, use or occupancy of the plant; make progress payments to Blackhawk, less a 10% retainage within 20 days after payment applications are submitted. When at least 50% of the auger cast piles are complete, we are required to pay the full amount submitted in each application for payment. When at least 50% of the plant is complete, we are required to pay the full amount submitted in each application for payment. If we fail to pay all due and payable amounts within 5 days after the due date, we will be charged interest at the prime rate of the day.
     Blackhawk has the right to stop work if the amounts owed by us are not paid within 7 days of submission of the application for payment. Both parties agree to undertake reasonable steps to mitigate the effect of any delays. The amount of damages we can recover against Blackhawk for breach of its obligations under this contract is limited to the additional costs incurred as a result of the breach. Both parties waive the right to claim consequential damages.
     We may suspend or terminate the agreement if Blackhawk fails to satisfactorily correct a default within 7 working days after written notice. We may also terminate the contract at any time without cause but Blackhawk would be entitled to recover all costs from the termination including a reasonable profit.
Plant Construction
     On January 9, 2006, we entered into a lump-sum design-build agreement with Fagen, Inc. for the construction of a 50 million gallon per year dry grind ethanol production facility on our plant site located in the Village of Jackson, in northeastern Nebraska. On February 2, 2006, Fagen, Inc. accepted our written notice to proceed. We expect that the plant will be substantially complete within 485 days of this date. As of February 13, 2006, Fagen, Inc. has started the foundation work for the beer wells and fermenters.
     Under the terms of the design-build agreement, we will pay Fagen, Inc. $56,619,000, subject to any mutually agreed-upon adjustments and subject to a credit for any amounts previously paid to Fagen Engineering, LLC for engineering performed pursuant to the Phase I and Phase II Engineering Services Agreement. Fagen Engineering, LLC and Fagen, Inc. are related entities. We are obligated to make payments to Fagen, Inc. on a progress billing basis. We will retain 10% of the amount submitted in each application for payment to be released when Fagen, Inc. substantially completes construction of the plant. When at least 50% of the plant is complete, we are required to pay the full amount submitted in each application for payment. If we fail to pay all due and payable amounts within 5 days after the due date, we will be charged interest at a rate of approximately 18% per year. If we terminate the contract for our convenience, or if Fagen, Inc. must terminate the contract for cause, we are required to pay Fagen, Inc. the amount of $1,200,000 for use of Fagen, Inc.’s work product if we resume construction of the plant without utilizing their services.
     Duties under the Design-Build Agreement

     Under the terms of the design-build agreement, Fagen, Inc. is responsible for the following:
•	Providing all necessary design services consistent with applicable law and provided by licensed design professionals either employed by Fagen, Inc. or qualified independent licensed design consultants;

•	Providing testing, maintenance and training for all of our employees required for the operation of the plant;

•	Providing to us a warranty that the work performed is of good quality, conforms to all contract and construction documents, and is free of defect in materials and workmanship;

•	Taking all actions necessary to remedy any deficiencies that prevent the successful completion of the performance tests and pay all design and construction costs associated with making the necessary corrections;

•	For a period of one year after substantial completion, correcting any defects in materials and workmanship and commencing correction of defects within seven days of receipt of notice from us that the work performed was defective; and

•	Indemnifying, defending and holding us, our officers, directors, agents and employees harmless against any claims, losses, costs, injuries, demands, penalties, damages, liabilities, and interest including attorney’s fees and expenses, for any bodily injury, sickness, death or damage or destruction of property if such arises from the negligent acts or omissions of Fagen, Inc., its consultants, agents or employees.
     Under the terms of the design-build contract, we are responsible for the following:
•	Providing timely approval of preliminary construction documents;

•	Obtaining all necessary governmental permits as required by law and the agreement of the parties;

•	Obtaining and maintaining liability insurance to protect us from any claims that may arise from performance of our responsibilities;

•	Obtaining and maintaining property insurance for the full insurable value of the plant, including professional fees, overtime premiums and all other expenses incurred to replace or repair the ethanol plant; and

•	Indemnifying, defending and holding Fagen, Inc., its officers, directors, agents and employees harmless against any claims, losses, damages, liabilities, including attorney’s fees and expenses, for any bodily injury, sickness, death or damage or destruction of property due to the negligent act or omission of any separate contractors we hire.
     Fagen, Inc. has the right to terminate or postpone work and to reasonably adjust the time for completion of the plant if any of the following occurs:
•	We fail to make timely payment of amounts owed or cure problems within 7 days after work on the plant has ceased;

•	Any acts, omissions, conditions, events or circumstances beyond Fagen, Inc.’s control, provided the act or omission was not caused by Fagen, Inc., but caused by us or someone under our control resulting in a delay in performance under the contract;

•	The presence of any hazardous conditions or materials at the construction site. Upon receiving notice of a hazardous condition, we must immediately correct the condition. After the condition is corrected and our experts provide written certification of correction and all necessary government approvals have been obtained, Fagen, Inc. should resume work in the affected area but may be entitled to an adjustment in price and time for completion if its price and performance time has been adversely affected; and

•	Work on the plant has stopped for 60 consecutive days, or more than 90 days total, provided the stoppage is not attributable to Fagen, Inc. or because we or the government ordered stoppage or because we failed to provide Fagen, Inc. with permits, information or approvals, Fagen, Inc. is entitled to terminate the design-build contract if we do not cure within seven days after receipt of Fagen, Inc.’s termination notice.

     We have the right to terminate the design-build agreement for any reason. However, if our termination is without cause, we are required to provide Fagen, Inc. with 10 days prior written notice and pay Fagen, Inc. for the following:
•	All work completed and any proven loss, cost or expense incurred in connection with such work;

•	Reasonable costs and expenses attributable to the termination, including demobilization costs and amounts required to settle terminated contracts with previously-retained subcontractors and, consultants;

•	Overhead and profit in the amount of 15% of the sum of the above-listed payments; and

•	All retained funds withheld by us for work completed in accordance with the design-build agreement.
     Under the terms of the design-build agreement, Fagen, Inc. warrants that the material and equipment furnished to build the plant is new, of good quality, and free from material defects. All defects in materials or workmanship must be corrected by Fagen, Inc. for one year following the completion of the plant. Such defects could require us to suffer material adverse effects in the event that they precipitate delay or discontinuance of plant operations.
     Performance Guarantee
     Pursuant to the design-build agreement, Fagen, Inc. guarantees that the plant will operate at a rate of 50 million gallons per year of denatured fuel grade ethanol within 90 days after the date the plant is substantially complete.
     Insurance Requirements
     We have obtained and must maintain liability, property and casualty and other policies of insurance during the period of construction of the plant through the commencement of plant operations. Any failure by us to maintain adequate insurance coverage and/or self-retention limits may have a material adverse effect on our operations, cash flow and financial performance.
Natural Gas Pipeline Construction
     On January 11, 2006, we entered into an agreement with Northern Natural Gas for the construction of a natural gas pipeline. The pipeline is necessary for us to obtain natural gas service for the plant. Pursuant to the agreement, we will pay Northern Natural Gas $1,044,116 for the construction of the pipeline. In addition, we are obligated to pay a reservation fee in the amount of $138,182, which represents an estimated three months’ usage for natural gas, in connection with the natural gas service agreement. The reservation fee must be paid by January 25, 2007 or five days prior to the date we are provided natural gas under the service agreement. We have not yet entered into a natural gas service agreement.
Technology License
     On January 20, 2006, we entered into a license agreement with ICM, Inc. for limited use of ICM, Inc.’s proprietary technology and information to assist us in operating, maintaining, and repairing the ethanol production facility. We are not obligated to pay any fee to ICM, Inc. for use of the proprietary information and technology because our payment to Fagen, Inc. for the construction of the plant under the design-build agreement is inclusive of these costs.
     Under the terms of the ICM License Agreement, ICM, Inc. granted us the use of the following:
•	Proprietary information and technology for our use in owning, operating, maintaining and repairing our plant; and

•	Proprietary information concerning the design, arrangement, configuration, and specifications of the combinations of distillation, evaporation, and alcohol dehydration equipment, the combination of the distillers grain drying and hear recovery system generation equipment and all documents supporting those combinations, and the computer system known as the distributed control system and all attendant documents.
     Under the License agreement, ICM, Inc. retains the exclusive right and interest in the proprietary information and technology and the goodwill associated with that information. ICM, Inc. may terminate the license agreement upon written notice if we improperly use or disclose the proprietary information or technology at which point all proprietary property must be returned to ICM, Inc.
     Under the terms of the ICM License Agreement, we obtained the rights to use the information and technology obtained through this agreement for the purpose of operating, maintaining and repairing the ethanol production facility which is to be designed and built by Fagen, Inc. We shall not use the information and technology for any other purpose.
     In addition, we must:
•	Keep confidential the information we obtain through the benefit of this agreement;

•	Indemnify, defend, and hold harmless ICM, Inc., Fagen, Inc. and their respective representatives against any losses, damages, and expenses, including attorney’s fees, for any negligent act performed by us, our failure to comply with the operating procedures, or resulting from any unauthorized disclosure of the proprietary information or technology;

•	Notify ICM, Inc. of any modifications to the proprietary information or technology and to assign all right, title or interest in the modification to ICM, Inc.;

•	Obtain prior consent from ICM, Inc. before assigning any part of the information received under the agreement to a third party; and

•	Retain the proprietary property at our principal place of business or the plant;
     If we fail to comply with the operating procedures set forth by ICM, Inc., all guarantees, representations and warranties previously given by ICM, Inc. concerning plant performance are void. Any assignment of the license agreement will not release us from our duties and obligations and ICM, Inc. retains the right to seek damages due to any breach we commit. Under the license agreement, we agreed to waive all claims for any consequential damages arising out of the performance of the agreement, the design-build contract, or the proprietary information and technology. The maximum amount of recovery from ICM, Inc. for any claims relating to the license agreement is $1,000,000.
Operating Expenses
     We expect to incur various operating expenses such as supplies, utilities and salaries for administration and production personnel as the ethanol plant nears completion. Along with operating expenses, we anticipate that we will have significant expenses relating to financing and interest. We have allocated funds in our budget for these expenses, but cannot assure that the funds allocated will be sufficient to cover these expenses. We may need additional funding to cover these costs if sufficient funds are not available or if costs are higher than expected.
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

Full-
Time
Position	Personnel
General Manager	1
Plant Manager	1
Commodities Manager	1
Controller	1
Lab Manager	1
Lab Technician	2
Secretary/Clerical	3
Shift Supervisors	4
Office Manager	1
Maintenance Supervisor	1
Maintenance Craftsmen	4
Plant Operators	12
TOTAL	32
Liquidity and Capital Resources
Sources of Funds
     During the time period beginning with our formation on August 12, 2004 and ending on November 19, 2004, we raised $975,000 in seed capital through a private placement. In addition, we raised $35,880,000 in our initial public offering. We expect to require approximately $43,645,000 of debt financing for our project, less any grants and/or tax increment financing we are awarded. Assuming the successful execution of loan closing agreements, we expect to have sufficient cash on hand to cover all costs associated with construction of the project, including, but not limited to, site acquisition and development, utilities, construction and equipment acquisition.
Uses of Proceeds
     The following tables describe our proposed estimated use of our offering and debt financing proceeds. The figures are estimates only, and the actual uses of proceeds may vary significantly from the descriptions given below.

		Percent of
Use of Proceeds	Amount	Total
Plant construction(1)	$56,619,000	70.33%
Land & site development costs	5,230,000	6.50%
Railroad	2,760,000	3.43%
Fire Protection / Water Supply	2,480,000	3.08%
Administrative Building	265,000	0.33%
Office Equipment	66,000	0.08%
Computers, Software, Network	140,000	0.17%
Construction Manager Fees	80,000	0.10%
Construction insurance costs	100,000	0.12%
Construction contingency	2,810,000	3.49%
Capitalized interest	1,100,000	1.37%
Rolling stock	290,000	0.36%

		Percent of
Use of Proceeds	Amount	Total
Start up costs:
Financing costs	610,000	0.76%
Organization costs	1,000,000	1.24%
Pre Production period costs	750,000	0.93%
Inventory — Spare parts	500,000	0.62%
Working capital	3,000,000	3.73%
Inventory — corn	1,200,000	1.49%
Inventory — chemicals and ingredients	250,000	0.31%
Inventory — Ethanol and DDGS	750,000	0.93%
Inventory — Corn Hedged	500,000	0.63%
Total	$80,500,000	100%

(1)	Change orders are not included in our current estimate of costs. If we execute change orders that materially impact our estimated plant construction cost, the budget will be revised to reflect such impact.
Quarterly Financial Results
     As of December 31, 2005, we had cash and equivalents of $34,244,550 and total assets of $36,256,108. We raised $975,000 in seed capital through a private placement and used the proceeds to fund development and organizational needs. In addition, we raised $35,880,000 in our initial public offering. Along with debt financing, we will use the equity we raised to fund construction of a 50 million gallon per year ethanol plant.
     As of December 31, 2005, we had current liabilities of $277,714.
     Total members equity as of December 31, 2005 was $35,978,394. Since inception, we have generated no revenue from operations. For the quarter ended December 31, 2005, we have net income of $7,069 due to interest income.
Trends and Uncertainties Impacting the Ethanol Industry and Our Future Operations
     Once we begin operations, we will be subject to industry-wide factors that affect our operating and financial performance. These factors include, but are not limited to, the available supply and cost of corn from which our ethanol and distillers grains will be processed; the cost of natural gas, which we will use in the production process; dependence on our ethanol marketer and distillers grain marketer to market and distribute our products; the intensely competitive nature of the ethanol industry; possible legislation at the federal, state and/or local level; changes in federal ethanol tax incentives and the cost of complying with extensive environmental laws that regulate our industry.
     Our revenues will consist of sales of ethanol and distillers grains. We expect ethanol sales to constitute the bulk of our future revenues. Ethanol prices have recently been much higher than their 10-year average. Increased demand, firm crude oil and gas markets, public acceptance, and positive political signals have all contributed to a strengthening of ethanol prices. However, due to the increase in the supply of ethanol from the number of new ethanol plants scheduled to begin production and the expansion of current plants, we do not expect current ethanol prices to be sustainable in the long term and the industry will need to continue to grow demand to offset the increased supply brought to the market place by additional production. Areas where demand may increase are new markets in New Jersey, Pennsylvania, Massachusetts, North Carolina, South Carolina, Michigan, Tennessee, Louisiana and Texas. According to the Renewable Fuels Association, Minnesota may also generate additional demand due to the recent passage of state legislation mandating a 20% ethanol blend in its gasoline. Montana passed a similar mandate this year, but it will not go into effect until 60 million gallons of ethanol are produced in the state.
     We also expect to benefit from federal and ethanol supports and tax incentives. Changes to these supports or incentives could significantly impact demand for ethanol. The most recent ethanol supports are contained in the Energy Policy Act of 2005. Most notably, the Act creates a 7.5 billion gallon Renewable Fuels Standard (RFS). The RFS requires refiners to use 4 billion gallons of renewable fuels in 2006, increasing to 7.5 billion gallons by 2012.

     Ethanol production continues to grow as additional plants become operational. Demand for ethanol has been supported by higher prices for oil and its refined components and by clean air standards mandated by federal agencies that require highly populated areas to blend ethanol into their gasoline supplies as an oxygenate. The intent of the air standards is to reduce harmful emissions into the atmosphere. These mandates have been challenged in several metropolitan areas, and are currently being reviewed by the courts. In the future, the combination of additional supply, successful challenges to the clean air standards and stagnant or reduced demand may damage our ability to generate revenues and maintain positive cash flows.
     According to the Renewable Fuels Association, the annual demand for fuel ethanol in the United States reached a new high in 2004 of 3.57 billion gallons per year. In its report titled, “Ethanol Industry Outlook 2005,” the Renewable Fuels Association anticipates demand for ethanol to remain strong. The passage of the Volumetric Ethanol Excise Tax Credit (“VEETC”) is expected to provide the flexibility necessary to expand ethanol blending into higher blends of ethanol such as E85, E diesel and fuel cell markets. In addition, the recent implementation of a Renewable Fuels Standard (“RFS”) contained in the Energy Policy Act of 2005, which was signed into law on August 8, 2005, is expected to favorably impact the ethanol industry by enhancing both the production and use of ethanol.
     The RFS will begin at 4 billion gallons in 2006, increasing to 7.5 billion gallons by 2012. The RFS is a national flexible program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. According to the Renewable Fuels Association, the bill is expected to lead to about $6 billion in new investment in ethanol plants across the country. An increase in the number of new plants will bring an increase in the supply of ethanol. Thus, while this bill may cause ethanol prices to increase in the short term due to additional demand, future supply could outweigh the demand for ethanol. This would have a negative impact on our earnings. Alternatively, since the RFS begins at 4 billion gallons in 2006 and national production is expected to exceed this amount, there could be a short-term oversupply until the RFS requirements exceed national production. This would have an immediate adverse effect on our earnings.
     On December 28, 2005, the EPA released interim rules governing the implementation of the 2006 RFS requirement. The EPA’s interim rule imposes a collective compliance approach, which means the requirement for 2006 fuel use is determined in the aggregate rather than on a refiner-by-refiner basis. The EPA adopted this approach for 2006 because current uncertainties regarding the RFS might result in unnecessarily high costs of compliance if each party was required to independently comply. Although there is not a requirement for individual parties to demonstrate compliance in 2006, the EPA found that increases in ethanol production and projections for future demand indicate that the 2006 volume is likely to be met. However, in the unlikely event that the RFS is not met in 2006, the EPA expects to adjust the volume requirement in 2007 to cover the deficit. There are no other consequences for failure to collectively meet the 2006 standard. The EPA expects to promulgate more comprehensive regulations by August 8, 2006, but the interim rules and collective compliance approach are expected to apply for the entire 2006 calendar year. In 2007 and subsequent years, the EPA expects to specifically identify liable parties, determine the applicable RFS, and develop a credit trading program. Further, the standards for compliance, record-keeping and reporting are expected to be clarified.
     Demand for ethanol may also increase as a result of increased consumption of E85 fuel. E85 fuel is a blend of 70% to 85% ethanol and gasoline. According to the Energy Information Administration, E85 consumption is projected to increase from a national total of 11 million gallons in 2003 to 47 million gallons in 2025. E85 can be used as an aviation fuel, as reported by the National Corn Growers Association, and as a hydrogen source for fuel cells. According to the Renewable Fuels Association, there are currently more than 5 million flexible fuel vehicles capable of operating on E85 in the United States and automakers such as Ford and General Motors have indicated plans to produce several million more flexible fuel vehicles per year. The American Coalition for Ethanol reports that there are currently approximately 600 retail gasoline stations supplying E85. However, this remains a relatively small percentage of the 170,000 U.S. retail gasoline stations.
Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Future Cost of Goods Sold
     We expect our future cost of goods sold will consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale.

     The 2005 national corn crop was the second largest on record with national production at approximately 11.11 billion bushels, exceeded only by the 2004 crop (at approximately 11.8 billion bushels). The large 2004 corn crop allowed ethanol plants to purchase corn inexpensively throughout 2005, which widened profit margins for many ethanol plants in 2005. As a result of the large 2005 corn crop, we expect corn prices to remain at relatively low levels into the 2005-2006 marketing year. However, variables such as planting dates, rainfall, and temperatures will likely cause market uncertainty and create corn price volatility throughout the year. In addition, we do not expect corn prices to remain at the current low levels indefinitely. Although we do not expect to begin operations until spring 2007, we expect these same factors will continue to cause continuing volatility in the price of corn, which will significantly impact our cost of goods sold.
     Natural gas is an important input to the ethanol manufacturing process. We estimate that our natural gas usage will be approximately 10-15% of our annual total production cost. We use natural gas to dry our distillers grains products to moisture contents at which they can be stored for longer periods and transported greater distances. Dried distillers grains have a much broader market base, including the western cattle feedlots, and the dairies of California and Florida. Recently, the price of natural gas has risen along with other energy sources and has only been available at prices exceeding the 10-year historical average. The prices may increase our costs of production when we become operational. In late August and early September 2005, Hurricane Katrina and Hurricane Rita caused dramatic damage to Louisiana and Texas, two of the largest natural gas hubs in the United States. As the damage from the hurricane became apparent, natural gas prices substantially increased. It is currently unknown how the damage will affect intermediate and long-term prices of natural gas. Future hurricanes in the Gulf of Mexico could cause similar or greater uncertainty. In addition, the price of natural gas has historically fluctuated with seasonal weather changes, often experiencing price spikes during extended cold spells. We look for continued volatility in the natural gas market. Any ongoing increases in the price of natural gas will increase our cost of production and may negatively impact our future profit margins.
Application of Critical Accounting Estimates
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
Item 3. Controls and Procedures
     Our management, including our President and Chairman (the principal executive officer), Tom Lynch, along with our Treasurer (the principal financial officer), John Kingsbury, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.
     Our management, consisting of our President and Chief Executive Officer and our Treasurer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of December 31, 2005 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings

     None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The Securities and Exchange Commission declared our registration statement on Form SB-2 (SEC Registration No. 333-123473) effective on August 8, 2005. We commenced our initial public offering shortly thereafter. Our initial public offering was for the sale of our membership units at $10,000 per unit. The offering ranged from a minimum aggregate offering amount of $15,000,000 to a maximum aggregate offering amount of $46,000,000. Our registered offering and escrow agreement required that we raise the $15,000,000 in proceeds by August 8, 2006 and secure a debt financing commitment letter by August 8, 2006, both of which we timely accomplished.
     The following is a breakdown of units registered and units sold in the offering:

Amount	Aggregate price of the amount		Aggregate price of the
Registered	registered	Amount Sold	amount sold

4,600	$46,000,000	$3,588	$35,880,000
     On November 3, 2005, we closed the offering prior to the sale of the maximum number of registered units. During the offering, we sold 3,588 units for gross offering proceeds of $35,880,000. We sold our units without the assistance of an underwriter.
     On November 3, 2005 we began releasing funds from escrow. As of December 31, 2005, our expense related to the registration and issuance of these units was $423,582, which were netted against the offering proceeds. All of these expenses were direct or indirect payments to unrelated parties. Our net offering proceeds, including the $975,000 we raised in seed capital, after deduction of expenses were $36,431,418. The following table describes our use of net offering proceeds through the quarter ended December 31, 2005:

Plant Construction	$39,427
Site Costs	$1,841,774
Railroad	$15,166
Fire Protection	$27,679
Rolling Stock	$12,944
Financing Costs	$52,093
Organizational Costs	$75,917
Total	$2,065,000
     All of the foregoing payments were direct or indirect payments to persons or entities other than our directors, officers, or unit holders owning 10% or more of our units.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
     The following exhibits are included in this report:

10.1	Standard Form of Agreement and General Conditions between Owner and Contractor for Auger Cast Grout Piles dated January 6, 2006 with Blackhawk Foundation Co.

10.2	Lump-Sum Design-Build Agreement dated January 9, 2006 with Fagen, Inc.

10.3	License Agreement dated January 20, 2006 with ICM, Inc.

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a).

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.
SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIOUXLAND ETHANOL, LLC

Date: February 14, 2006	/s/ Tom Lynch

Tom Lynch
Chairman and President (Principal Executive Officer)

Date: February 14, 2006	/s/ John Kingsbury

John Kingsbury
Treasurer (Principal Financial and Accounting Officer)