Form 10QSB
period 2006-03-31
Siouxland Ethanol, LLC
filed 2006-05-15
CIK 1320050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended March 31, 2006
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
(402) 632-2676
(Issuer’s telephone number)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date: As of April 27, 2006, the company had 3,783 membership units outstanding.
Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

INDEX

Page No.
PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis and Plan of Operations	11
Item 3. Controls and Procedures	18

PART II. OTHER INFORMATION	19

Item 1. Legal Proceedings	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	20
Item 4. Submission of Matters to a Vote of Security Holders	20
Item 5. Other Information	20
Item 6. Exhibits	20

SIGNATURES	21
Construction Management Services Agreement
Standard Form of Agreement and General Conditions
Distiller's Grain Marketing Agreement
Firm Throughput Service Agreement
Ethanol Marketing Agreement
Credit Agreement
Term Note
Revolving Term Note
Certification Pursuant to 17 CFR 240.13a-14(a)
Certification Pursuant to 17 CFR 240.13a-14(a)
Certification Pursuant to 18 U.S.C. Section 1350
Certification Pursuant to 18 U.S.C. Section 1350

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Condensed Balance Sheet

March 31,
2006
(Unaudited)
ASSETS
Current Assets
Cash and equivalents	$27,990,180
Prepaid and other	30,883

Total current assets	28,021,063

Property and Equipment
Land	752,302
Office equipment	11,042
Construction in progress	13,533,405

14,296,749
Less accumulated depreciation	(1,731)

Net property and equipment	14,295,018

Other Assets
Deferred financing costs and other	64,721

Total Assets	$42,380,802

LIABILITIES AND EQUITY

Current Liabilities
Accounts payable	$79,677
Accrued expenses	63,831
Construction payable	6,105,819

Total current liabilities	6,249,327

Commitments and Contingencies

Members’ Equity
Member contributions, net of cost of raising capital, 3,783 units outstanding at March 31, 2006	36,431,418
Deficit accumulated during development stage	(299,943)

Total members’ equity	36,131,475

Total Liabilities and Members’ Equity	$42,380,802

Notes to Financial Statements are an integral part of this Statement.

SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Condensed Statement of Operations

	Quarter Ended	Quarter Ended
	March 31	March 31
	2006	2005
	(Unaudited)	(Unaudited)
Revenues	$—	$—

Operating Expenses
Professional fees	115,489	82,779
General and administrative	52,673	19,843

Total operating expenses	168,162	102,622

Operating Loss	(168,162)	(102,622)

Other Income (Expense)
Interest income	320,765	—
Other income	478	—

Total other income, net	321,243	—

Net Income (Loss)	$153,081	$(102,622)

Weighted Average Units Outstanding	3,783	195

Net Income (Loss) Per Unit	$40.47	$(526.27)

Notes to Financial Statements are an integral part of this Statement.

SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Condensed Statement of Operations

	Six Months Ended	Six Months Ended	From Inception
	March 31	March 31	(August 12, 2004) to
	2006	2005	March 31, 2006
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$—	$—	$—

Operating Expenses
Professional fees	222,266	105,598	592,949
General and administrative	128,621	22,530	220,150

Total operating expenses	350,887	128,128	813,099

Operating Loss	(350,887)	(128,128)	(813,099)

Other Income (Expense)
Interest income	513,107	—	513,107
Other income	1,453	—	3,572
Interest expense	(3,523)	—	(3,523)

Total other income, net	511,037	—	513,156

Net Income (Loss)	$160,150	$(128,128)	$(299,943)

Weighted Average Units Outstanding	3,113	155	1,058

Net Income (Loss) Per Unit	$51.45	$(826.63)	$(283.50)

Notes to Financial Statements are an integral part of this Statement.

SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Condensed Statement of Cash Flows

	Six Months Ended	Six Months Ended	From Inception
	March 31	March 31	(August 12, 2004) to
	2006	2005	March 31, 2006
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$160,150	$(128,128)	$(299,943)
Adjustments to reconcile net loss to net cash from operations:
Depreciation	1,105	136	1,731
Change in assets and liabilities
Prepaid and other	(463)	—	(29,383)
Accounts payable	(56,660)	18,951	73,049
Accrued expenses	61,380	2,988	63,831

Net cash provided by (used in) operating activities	165,512	(106,053)	(190,715)

Cash Flows from Investing Activities
Payment for land options and other	—	(7,000)	(7,000)
Capital expenditures	(8,175,388)	(3,715)	(8,186,430)

Net cash used in investing activities	(8,175,388)	(10,715)	(8,193,430)

Cash Flows from Financing Activities
Proceeds from bridge financing loan	760,000	—	760,000
Payments on bridge financing loan	(760,000)	—	(760,000)
Payments for financing costs	(57,093)	—	(57,093)
Member contributions	35,880,000	925,000	36,855,000
Payments for deferred offering costs	(36,449)	(103,624)	(423,582)

Net cash provided by financing activities	35,786,458	821,376	36,374,325

Net Increase in Cash and Equivalents	27,776,582	704,608	27,990,180

Cash and Equivalents — Beginning of Period	213,598	47,213	—

Cash and Equivalents — End of Period	$27,990,180	$751,821	$27,990,180

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$3,523	$—	$3,523

Supplemental Disclosure of Noncash Investing and Financing Activities
Land options exercised for land purchased	$4,500	$—	$4,500

Construction in progress in accounts payable	$6,105,819	$—	$6,105,819

Deferred offering costs offset against member contributions	$423,582	$—	$423,582

Deferred offering costs included in accounts payable	$—	$50,712	$—

Debt issuance costs in accounts payable	$6,628	$—	$6,628

Notes to Financial Statements are an integral part of this Statement.

SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Condensed Notes to Financial Statements (Unaudited)
March 31, 2006
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United Sates of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended September 30, 2005, contained in the Company’s annual report on Form 10-KSB for 2005.
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
Nature of Business
Siouxland Ethanol, LLC, (a Nebraska Limited Liability Company) was organized to pool investors to build a 50 million gallon annual production ethanol plant in Dakota County, Nebraska. In January 2006, the Company announced its plans to double the size of the plant which is under construction from a 50 million gallon ethanol plant to a 100 million gallon ethanol plant after the initial plant construction is complete. The Company is still considering financing options for the expansion. As of March 31, 2006, the Company is in the development stage with its efforts being principally devoted to organizational activities and preliminary construction of the initial plant. The Company anticipates completion of the plant in the summer of 2007.
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
Property and equipment
Property and equipment is stated at the lower of cost or estimated fair value. Depreciation is provided over an estimated useful life by use of the straight line method. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.
The Company capitalizes construction costs and construction period interest until the assets are placed in service. There was no interest related to construction in progress for the quarter ended March 31, 2006. In addition, the Company has a construction payable of approximately $6,106,000 which includes approximately $992,000 of retainage.

SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Condensed Notes to Financial Statements (Unaudited)
March 31, 2006
Deferred Offering Costs
The Company defers the costs incurred to raise equity financing until that financing occurs. In November 2005 the issuance of new equity occurred and the costs have been netted against the proceeds received.
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
The Company raised its additional equity through a Form SB-2 Registration Statement with the Securities and Exchange Commission (SEC). The equity offering was closed effective November 3, 2005 along with the termination of the escrow agreement and issuance of the 3,588 membership units totaling $35,880,000. The Company offset proceeds from the equity offering with offering costs of $423,582.
Income and losses are allocated to all members based upon their respective percentage of units held. See Note 3 for further discussion of members’ equity.
3. MEMBERS’ EQUITY
As specified in the Company’s operating agreement, the Company is authorized to issue up to 7,000 membership units. The Company has one class of membership units, which include certain transfer restrictions as specified in the operating agreement and pursuant to applicable tax and securities laws.
4. COMMITMENTS AND CONTINGENCIES
Construction contracts
The total cost of the project, including the construction of the ethanol plant and start-up expenses is expected to approximate $80,500,000. In January 2006, the Company signed a lump-sum design-build agreement with a general contractor for a fixed contract price of $56,619,000. As part of the contract, the Company paid a mobilization fee, subject to retainage. Monthly applications will be submitted for work performed in the previous period. Final payment will be due when final completion has been achieved. The design-build agreement includes a provision whereby the general contractor receives an early completion bonus for each day the construction is complete prior to 485 days. The contract may be terminated by the Company upon a ten day written notice subject to payment for work completed, termination fees, and any applicable costs and retainage. An employee of the general contractor is an investor and director of the Company.

SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Condensed Notes to Financial Statements (Unaudited)
March 31, 2006
In October 2005, the Company entered into an agreement with an unrelated party for Phase I grading and drainage at the plant site for approximately $1,500,000 including change orders. Work began on the contract in October 2005 and was completed in March 2006.
In January 2006, the Company entered into an agreement with an unrelated party for foundation and site preparation for approximately $1,353,000 including change orders. All work was completed in March 2006.
In February 2006, the Company entered into an agreement with an unrelated party to provide pre-cast concrete bridge construction for approximately $1,043,000. The contract may be terminated by the Company upon a twenty-one day written notice subject to payment for work completed and any applicable costs and retainage. Work has begun on the bridge construction and is expected to be completed by September 1, 2006.
Consulting contracts
In January 2005, the Company entered into a consulting agreement with two related parties to provide services relating to contract negotiation, marketing, and the securing of debt financing. The Company paid these consultants cash bonuses in November 2005 and has accrued $60,000 in accrued expenses at March 31, 2006 for the six units issuable upon successful execution of a definitive debt financing agreement. These consultants are also investors of the Company.
In October 2005, the Company entered into an agreement with an unrelated party to locate a suitable production water supply for the new plant which includes test drilling. The estimated costs for services are approximately $132,000.
In February 2006, the Company entered into an agreement with an unrelated party to provide construction management services. The Company will pay an hourly rate along with providing a vehicle for these services. In addition, the Company will pay a lump sum bonus of $25,000 upon project completion which can be paid in Company units, if available, in lieu of the cash payment. Either party may terminate the agreement for any reason upon giving a 30 days written notice.
In February 2006, the Company entered into a letter of intent for a five-year lease and a ten-year lease agreement with an unrelated company for fifteen covered hopper cars under each lease arrangement. The Company will pay $668 per car per month for the five-year lease and $618 per car per month for the ten-year lease. The lease rates are subject to change based on fluctuations in interest rates and manufacturing costs.
Tax increment revenue note
In March 2006, the Company entered into an agreement with an investment banker to act as the placement agent for the taxable tax increment revenue note for approximately $3,862,000. The Company paid a non-refundable retainer of $5,000 and will pay a fee equal to 2.5% of the total amount of the note, payable at closing, upon successfully obtaining TIF financing.
Marketing agreements
In February 2006, the Company entered into a marketing agreement with an unrelated party to purchase all of the distillers dried grains with solubles (DDGS) the Company is expected to produce. The buyer agrees to pay the Company a percentage of the selling price, subject to a minimum amount per ton. The agreement commences when the Company begins producing DDGS and continues for one year initially and terminable thereafter by either party with four months notice.
In March 2006, the Company entered into a marketing agreement with an unrelated party for the sale of ethanol the Company is expected to produce. The Company agrees to pay the buyer a certain percentage of the sales price for certain

SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Condensed Notes to Financial Statements (Unaudited)
March 31, 2006
marketing, storage, and transportation costs. The initial term is for two years beginning in the month when ethanol production begins with renewal options thereafter in one year increments.
Utility contract
In March 2006, the Company entered into an agreement with an unrelated party to provide all natural gas required by the Company for the period from February 2007 or the date the facilities are installed and for ten years thereafter. The agreement requires minimum charges over the ten year period of approximately $50,000 per month. The Company also is required to make a construction security payment and demand payment totaling approximately $1,182,000 related to the pipeline construction.
5. SUBSEQUENT EVENTS
Construction contract
In April 2006, the Company entered into an agreement with an unrelated party for foundation and site preparation for the grain handling and storage system for approximately $819,000. As part of the contract, the Company is required to pay a 10% down payment, subject to retainage. The contract may be terminated by either party subject to specific guidelines in the contract and subject to payment for work completed and any applicable costs and retainage.
Financing contract
In May 2006, the Company entered into a credit agreement with a financial institution for the purpose of funding a portion of the cost of the ethanol plant. Under the credit agreement, the lender has provided a construction term loan for $32,268,750 and a revolving loan of $10,756,250. The loans are secured by substantially all assets.
The Company is required to make monthly interest payments for both loans at the three-month LIBOR plus 3% during the construction period. The premium above the three-month LIBOR may be reduced to 2.85% for any year after 2006 in which the Company’s owner’s equity is equal to or greater than 60% of assets. For the term loan, the Company is required to make 30 principal installments of $1,075,625 plus accrued interest quarterly beginning six months following substantial completion, but no later than December 1, 2007 until June 2015. In addition to the required payments, the Company will have to make additional principal payments equal to 65% of the Company’s excess cash flow as defined in the loan agreement not to exceed $2,000,000 per fiscal year and an aggregate total of $6,000,000. For the revolving loan, the Company is required to pay interest monthly until three months after the repayment of the term loan or September 1, 2015, at which point the Company is required to make 10 quarterly installments of $1,075,625 plus interest until December 1, 2017.
The Company has paid approximately $64,000 in debt financing costs and is obligated to pay approximately $259,000 more and an annual servicing fee of 25,000. Additionally, the Company will pay the lender, quarterly, an unused commitment fee equal to 0.5% of the average unused portion of the $10,756,250 revolving loan.
The Company is subject to various financial and non-financial loan covenants that include among other items minimum working capital amounts, debt coverage ratio and net worth requirements. The Company is permitted to make distributions once a year not to exceed 40% of the net income as long as the Company is in compliance with these and other loan covenants. For fiscal years ending 2008 and thereafter, the Company may make distributions which may exceed 40% of the net income as long as the Company has made the excess cash flow payments and is in compliance with these and other loan covenants on a post distribution basis.

Item 2. Management’s Discussion and Analysis and Plan of Operations.
Forward Looking Statements
     This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:
•	Overcapacity in the ethanol industry leading to an oversupply of ethanol;

•	Our ability to obtain the debt financing necessary to construct and operate our plant;

•	Changes in our business strategy, capital improvements or development plans;

•	Construction delays and technical difficulties in constructing the plant;

•	Changes in the environmental regulations that apply to our plant site and operations;

•	Changes in the price of crude oil;

•	Changes in the price of corn;

•	Our ability to hire and retain key employees for the operation of the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in the availability and price of natural gas and the market for distillers grains;

•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);

•	Changes and advances in ethanol production technology; and

•	Competition from alternative fuel additives.
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

Overview
     Siouxland Ethanol, LLC is a development-stage Nebraska limited liability company. It was formed on August 12, 2004 for the purpose of constructing and operating a 50 million gallon dry mill corn-processing ethanol plant near Jackson, Nebraska. Recently, our plant site was annexed into the city limits for the Village of Jackson. Based upon engineering specifications produced by our design-builder, Fagen, Inc., we expect that the plant will annually consume approximately 18.5 million bushels of corn and as much as 1,600,000 Million British Thermal Units (“MMBtu”) of natural gas per year and produce approximately 50 million gallons of fuel grade ethanol and 160,000 tons of distillers grains for animal feed each year.
     We expect the project will cost approximately $80,500,000 to complete. This includes approximately $56,619,000 to build the plant and an additional $23,881,000 in other capital expenditures and working capital. Our anticipated total project cost is not a firm estimate and is expected to change from time to time as the project progresses.
     We will require a significant amount of debt financing to complete our project. Subsequent to the end of the reporting period we entered into binding agreements for our debt financing.
     We are still in the development phase, and until the proposed ethanol plant is operational, we will generate no revenue. We anticipate that accumulated losses will continue to increase until the ethanol plant is operational. We currently estimate that plant construction will be complete in summer 2007, however, there is no guarantee or assurance that we will not experience construction delays or difficulties that impede progress of construction and postpone our anticipated completion date.
Plan of Operations to Start-Up of the Ethanol Plant
     We expect to spend at least the next 12 months focused on two main areas: (1) project capitalization and; (2) plant construction, with operations to begin shortly thereafter. We expect our equity proceeds to supply us with enough cash to cover our costs, including staffing, office costs, audit, legal, compliance and staff training, until we procure debt financing. Due to the successful execution of loan closing agreements subsequent to the end of the reporting period, we expect to have sufficient cash on hand to cover all costs associated with construction of the project, including, but not limited to, site development, utilities, construction and equipment acquisition.
Project Capitalization
     We plan to finance our project with a combination of equity and debt. During the time period beginning with our formation on August 12, 2004 and ending on November 19, 2004, we raised $975,000 in seed capital through a private placement. We filed a Registration Statement for an initial public offering of our units with the Securities and Exchange Commission on Form SB-2 (SEC Registration No. 333-123473), as amended, which became effective on August 8, 2005. We sold 3,588 units for $35,880,000 in our registered offering and closed the offering on November 3, 2005.
     Subsequent to the end of the reporting period we entered into a credit agreement with Farm Credit Services of America, FLCA (“Farm Credit”) establishing a senior credit facility of $43,025,000 with Farm Credit for the construction of our ethanol plant. The senior credit facility consists of a $32,268,750 term loan and a $10,756,250 revolving loan.
     In addition to the equity offering proceeds and senior credit facility, we anticipate receiving approximately $3,862,000 in proceeds from the placement of tax increment revenue notes. We have engaged an investment bank for the purpose of placing the notes but we have not yet closed this transaction and the proceeds from the issuance of the notes are not yet available. There is no assurance or guarantee that we will be able to successfully close this transaction and access proceeds from the placement of these notes.
     Based upon our equity offering proceeds, the senior credit facility and the anticipated proceeds from the issuance of tax increment revenue notes, We expect to have sufficient cash on hand to cover construction and related start-up costs necessary to make the plant operational. We estimate that we will need approximately $56,619,000 to construct the plant and a total of approximately $80,500,000 to cover all capital expenditures necessary to complete the project, commence plant operations and produce revenue. As the project progresses, we expect our total project cost will change due to variations between our estimated and actual costs.
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
     We expect to complete construction of the proposed plant and commence operations in early summer 2007, which is approximately 14 to 16 months after construction commenced. Our activities for the next 12 months will include completion of plant construction and negotiation and execution of the final contracts necessary to complete the project and begin plant operations.
Earthwork and Site Preparation
     As of April 27, 2006, we estimate that Holly A. Brown Construction has completed approximately 90% of the grading and drainage services that were specified in the original contract, with all work, including change orders, anticipated to be completed by July 1, 2006. We estimate total costs under the Holly A. Brown contract to be approximately $1,500,00.
Phase I and Phase II Engineering Services
     On November 11, 2005, we entered into a Phase I and Phase II Engineering Services Agreement with Fagen Engineering, LLC for the performance of certain engineering and design work. Fagen Engineering, LLC is an entity related to our design-builder, Fagen, Inc., and performs the engineering services for projects constructed by Fagen, Inc. In exchange for engineering and design services, including engineering and design for the plant site and engineering and design of site work and plant utilities, we have agreed to pay Fagen Engineering, LLC $92,500, which was credited against the total design-build costs.
Construction Management Services
     On February 14, 2006, we entered into a Construction Management Services Agreement with Timothy R. Smith. Under the agreement, we hired Mr. Smith as an independent contractor to provide construction management services and act as the construction manager for the construction of our 50 MGY ethanol plant in Jackson, Nebraska. We will compensate Mr. Smith at a rate of $90 per hour and will pay him a $25,000 bonus payable in Company stock if available, upon completion of the project or our earlier termination of the agreement prior to the plant’s completion. The agreement will terminate when the project is complete, or earlier if elected by either party, in which case 30 days’ notice is required to be given to the non-electing party.
Foundation and Site Preparation
     As of March 31, 2006, the Blackhawk Foundation Co. had completed the installation of the auger cast pilings which provide support for foundation of the plant. We made a final payment of $1,352,962 for all work completed by Blackhawk on March 23, 2006.

Plant Construction
     On January 9, 2006, we entered into a lump-sum design-build agreement with Fagen, Inc. for the construction of our 50 million gallon per year dry grind ethanol production facility. On February 2, 2006, Fagen, Inc. accepted our written notice to proceed. We expect that the plant will be substantially complete within 485 days of this date. Fagen, Inc. is currently performing civil/structural activities with a workforce of approximately 35 employees. As of April 27, 2006, we estimate that Fagen, Inc. has completed approximately 10% of the work under the lump-sum design build agreement.
     Under the terms of the design-build agreement, we will pay Fagen, Inc. $56,619,000, to design and build our facility, subject to any mutually agreed-upon adjustments and subject to a credit for any amounts previously paid to Fagen Engineering, LLC for engineering performed pursuant to the Phase I and Phase II Engineering Services Agreement.
Natural Gas Throughput Service
     On March 14, 2006, we entered into natural gas throughput service agreement with Northern Natural Gas Company of Omaha, Nebraska. Northern will provide us natural gas transportation through a dedicated pipeline. We have agreed to pay Northern approximately $1,044,000 for the capital expenditures required for Northern to provide natural gas transportation to our plant. In addition, the agreement provides that we must pay a reservation fee of approximately $138,000, which Northern will retain until we are deemed creditworthy.
     Also on March 14, 2006, we signed an amendment to the natural gas throughput service agreement with Northern. The effective date of the amendment is February 1, 2007 and will run for a period of 10 years. Pursuant to the amendment, Northern will transport natural gas to our plant, subject to the successful installation of the necessary facilities. We will pay Northern a monthly fee for the natural gas transportation, and a commodity rate equal to the maximum rate provided for in Northern’s Federal Energy Regulatory Commission (“FERC”) gas tariff.
     Construction on the gas pipeline has not yet begun, but is anticipated to be completed by late Fall 2006.
Precast Concrete Bridge Construction
     On February 24, 2006, we entered into an agreement with Elk Horn Construction of Sergeant Bluff, Iowa, for the construction of two precast concrete bridges – an access road bridge and a rail spur track bridge. The bridges are necessary to provide rail and road access to the plant site. Pursuant to the agreement, we will pay Elk Horn a lump sum of $1,043,770, subject to any change orders we approve. Construction of the bridges began in mid April and we anticipate completion of the construction of the road bridge by July 1, 2006 and the spur track bridge by September 1, 2006. Construction on the road bridge began in mid-April pursuant to the terms of the Agreement.
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
Other Material Contracts Related to Future Plant Operations
Distiller’s Grain Marketing Agreement
     On March 2, 2006, we entered into a Distiller’s Grains Marketing Agreement with Commodity Specialist Company (CSC). The agreement provides that CSC will market all of the distiller’s dried grains with solubles we produce at our ethanol plant, except any that we may sell to a single potential customer located near the plant. Further, the agreement confers no opportunity or obligation for CSC to market any of the wet distiller’s grains produced at our plant, which we intend to sell ourselves. We will receive a price equal to 98% of the amount CSC receives from its buyers, which shall not be less than $1.50 per ton, less CSC’s freight costs. The agreement imposes quality standards on our distiller’s dried grain with solubles. The term of the agreement is one year commencing with the start-up of our ethanol plant. After the one-year period, the agreement will continue until terminated by either party.
Ethanol Marketing Agreement
     On March 29, 2006, we entered into an Ethanol Marketing Agreement with Archer Daniels Midland Co. (“ADM”) for the marketing and sale of the ethanol we produce. Pursuant to the agreement, ADM will pool between 40 and 60 million gallons of our ethanol per year with ethanol it produces. If we produce more than 60 million gallons of ethanol in a year, we may sell the excess to a third party only with ADM’s prior written consent. Alternatively, if we do not produce the minimum amount of 40 million gallons of ethanol, ADM may purchase ethanol elsewhere to cover the shortfall and charge us for any resulting excess costs or expenses it incurs. Pursuant to the agreement, ADM will pay us the amount it receives from its customers, less expenses and a marketing fee, which is a percentage of the final average net ethanol selling price.
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
Employment and Investment Growth Act Project Agreement
     On March 15, 2006, we entered into an Employment and Investment Growth Act Project Agreement with the State of Nebraska Department of Revenue. The Agreement provides that upon our hiring at least 30 new individuals, and our involvement in a qualified business activity resulting in an investment of at least $3,000,000 in qualified property prior to September 30, 2011, the State agrees to allow the Company the use of several incentives.

     We may elect annually to determine taxable income for Nebraska income tax purposes by multiplying federal taxable income by the sales factor only. This calculation can be used for 2005, and each year thereafter for a period of fourteen years beginning in the year the required employees are hired and the applicable investment in property is made.
     In addition, upon meeting the required minimum levels of employments and investments required by the Act, we will be entitled to: (1) claim a refund once each quarter, for a period of six years, for sales and use taxes paid on purchases and leases of tangible property used or incorporated into an improvement of real estate as part of the project and placed in service after January 14, 2005; (2) tax credits equal to 5% of the amount of compensation paid during the year to employees who are Nebraska employees or who have been employed by the Company since September 30, 2004 (base-year employees) that exceeds the average compensation paid at the project multiplied by the number of base-year employees; and (3) a tax credit of 10% of the investment made in qualified property located and used at the project calculated by the total cost of property required to be capitalized, less the amount of Nebraska state and local option sales or use taxes subject to refund. The tax credits are available to us for a period of six years.
     If at any time we fail to meet the required levels of employment and investment during the six year period following the year the Application was submitted for the incentives, all or a portion of the incentives and any penalties applicable thereto will be recaptured or disallowed.
Liquidity and Capital Resources
Sources of Funds
     During the time period beginning with our formation on August 12, 2004 and ending on November 19, 2004, we raised $975,000 in seed capital through a private placement. In addition, we raised equity of $35,880,000 in our initial public offering. Subsequent to the end of the period covered by this report, we entered into a senior credit facility of $43,025,000 consisting of a term loan of $32,268,750 and a $10,756,250 revolving loan. In addition to the equity proceeds and the senior credit facility, we anticipate receiving approximately $3,862,000 in proceeds from the placement of tax increment revenue notes. We have engaged an investment bank for the purpose of placing the notes but we have not yet closed this transaction and proceeds from the issuance of the notes are not yet available. There is no assurance or guarantee that we will be able to successfully close this transaction and access note proceeds. In that case, we may need to obtain additional debt financing or locate alternative financing sources.
     Based upon our equity offering proceeds, senior credit facility and the anticipated note proceeds, we expect to have sufficient cash on hand to cover all costs associated with construction of the project, including, but not limited to, site acquisition and development, utilities, construction and equipment acquisition, and start-up costs.
Uses of Proceeds
     The following tables describe our proposed estimated use of funds from various financing sources.. The figures are estimates only, and the actual uses of proceeds may vary significantly from the descriptions given below. As our project progresses we may update our estimates to reflect necessary adjustments as actual costs become more readily known.

		Percent of
Use of Proceeds	Amount	Total
Plant construction(1)	$56,619,000	70.33%
Land & site development costs	5,230,000	6.50%
Railroad	2,760,000	3.43%
Fire Protection / Water Supply	2,480,000	3.08%
Administrative Building	265,000	0.33%
Office Equipment	66,000	0.08%
Computers, Software, Network	140,000	0.17%

		Percent of
Use of Proceeds	Amount	Total
Construction Manager Fees	80,000	0.10%
Construction insurance costs	100,000	0.12%
Construction contingency	2,810,000	3.49%
Capitalized interest	1,100,000	1.37%
Rolling stock	290,000	0.36%

Start up costs:
Financing costs	610,000	0.76%
Organization costs	1,000,000	1.24%
Pre Production period costs	750,000	0.93%
Inventory – Spare parts	500,000	0.62%
Working capital	3,000,000	3.73%
Inventory – corn	1,200,000	1.49%
Inventory – chemicals and ingredients	250,000	0.31%
Inventory – Ethanol and DDGS	750,000	0.93%
Inventory – Corn Hedged	500,000	0.63%
Total	$80,500,000	100%

(1)  Change orders are not included in our current estimate of costs. If we execute change orders that materially impact our estimated plant construction cost, the budget will be revised to reflect such impact.
Quarterly Financial Results
     As of March 31, 2006, we had cash and equivalents of $27,990,180 and total assets of $42,380,802. We raised $975,000 in seed capital through a private placement and used the proceeds to fund development and organizational needs. In addition, we raised equity of $35,880,000 in our initial public offering. Along with debt financing, we will use the equity we raised to fund construction of a 50 million gallon per year ethanol plant.
     As of March 31, 2006, we had current liabilities of $6,249,327, which included accounts payable, accrued expenses and a liability for construction payable in the amount of $6,105,819. The construction payable amount includes payments of $4,500,000 to be made to Fagen for the plant construction.
     Total members equity as of March 31, 2006 was $36,131,475. Since inception, we have generated no revenue from operations. For the quarter ended March 31, 2006, we have net income of $153,081 due to interest income on our equity proceeds.
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
     Our revenues will consist of sales of ethanol and distillers grains. We expect ethanol sales to constitute the bulk of our future revenues. The Renewable Fuels Association reports that there were 97 ethanol plants in production in April 2006, with another 35 plants under construction in addition to nine plants under expansion. This evidences an increase in competition for the Company, which could have a negative impact on our future earnings. According to the a press release issued by the Renewable Fuels Association, February was a record breaking month for ethanol production, with production levels at 302,000 barrels per day.
     We anticipate that the increase in ethanol supply will be met with an increase in demand. Some of this demand may be found in California. In January 2006, General Motors entered into a deal with the State of

California to bring E85 fuel to California. This could increase the demand in that state from 900 million gallons to nearly 2 billion gallons within the next five years. E85 fuel is a blend of 70% to 85% ethanol and gasoline. The Detroit Free Press reported in January 2006 that Ford Motors has set a target for production of 280,000 flexible fuel vehicles this year. Flexible fuel vehicles are designed to run on a combination of gasoline and E85. GM is currently producing 9 types of flexible fuel vehicles, with sales of approximately 1.5 millions flexible fuel vehicles sold already. In addition, according to the National Ethanol Vehicle Coalition, there are currently 500 filling stations in the Unites States that sell E85 fuel but that amount is expected to rise dramatically with an estimated 2,000 additional filling stations anticipated to open by year end. The large increase in filling stations is caused by favorable tax credits available for E85.
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
     A significant increase in demand could cause problems for the industry as well. An energy report issued by the Energy Information Association has placed concern in the market regarding the ability of the ethanol industry to meet the demand for the fuel once MTBE is completely phased out. MTBE is a natural gas derivative, which is ethanol’s major oxygenate competitor that, as of late, has been found to contaminate groundwater, and as such has been banned by several states. As the use of MTBE is phased out, it is possible that ethanol producers will be unable to meet the increased demand and the ability to transport the necessary amounts of ethanol via railroad, barges and trucks may cause difficulty in meeting new demand.
Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Future Cost of Goods Sold
     We expect our future cost of goods sold will consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale.
     Variables such as planting dates, rainfall, and temperatures will likely cause market uncertainty and create corn price volatility which can significantly impact the cost of corn and the production of ethanol. In addition, we do not expect corn prices to remain at the current low levels indefinitely. As 2005 was a record year for production, the USDA estimates show a 2 billion bushel excess supply of corn which should help level volatility of corn prices in 2006. Although we do not expect to begin operations until summer 2007, we expect these same factors will continue to cause continuing volatility in the price of corn, which will significantly impact our cost of goods sold.
     Natural gas is an important input to the ethanol manufacturing process. We estimate that our natural gas usage will be approximately 10-15% of our annual total production cost. We use natural gas to dry our distillers grains products to moisture contents at which they can be stored for longer periods and transported greater distances. According to the Energy Information Administration, natural gas prices will continue to climb over the next few years, increasing the cost to produce ethanol, but at a much slower pace than the hike in cost experienced in 2005.
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
Item 3. Controls and Procedures

     Our management, including our President and Chairman (the principal executive officer), Tom Lynch, along with our Treasurer (the principal financial officer), John Kingsbury, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.
     Our management, consisting of our President and Chief Executive Officer and our Treasurer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of March 31, 2006 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
PART II.OTHER INFORMATION
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
     The following is a breakdown of units registered and units sold in the offering:

Amount	Aggregate price of the amount		Aggregate price of the
Registered	registered	Amount Sold	amount sold

4,600	$46,000,000	3,588	$35,880,000
     On November 3, 2005, we closed the offering prior to the sale of the maximum number of registered units. During the offering, we sold 3,588 units for gross offering proceeds of $35,880,000. We sold our units without the assistance of an underwriter.
     On November 3, 2005 we began releasing funds from escrow. As of March 31, 2006, our expense related to the registration and issuance of these units was $423,582, which was netted against the offering proceeds. All of these expenses were direct or indirect payments to unrelated parties. Our net offering proceeds, including the $975,000 we raised in seed capital, after deduction of expenses were $36,431,418. The following table describes our use of net offering proceeds through the quarter ended March 31, 2006:

Plant Construction	$4,701,160
Site Costs	$3,301,743
Railroad	$15,166
Fire Protection	$151,275
Rolling Stock	$12,944
Financing Costs	$57,093
Organizational Costs	$625,619
Total	$8,865,000
     All of the foregoing payments were direct or indirect payments to persons or entities other than our directors, officers, or unit holders owning 10% or more of our units.

Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     On March 30, 2006, we held an Annual Meeting of the Members at the Marina Inn in South Sioux City, Iowa. No matters were voted on at the meeting.
Item 5. Other Information
     None.
Item 6. Exhibits
     The following exhibits are included in this report:
10.1	Construction Management Services Agreement dated October 1, 2005 and accepted February 14, 2006 with Timothy R. Smith

10.2	Standard Form of Agreement and General Conditions between Owner and Contractor for Precast Concrete Bridge Construction dated February 17, 2006 with Elk Horn Construction

10.3	Distiller’s Grain Marketing Agreement dated March 2, 2006 with Commodity Specialist Company*

10.4	Firm Throughput Service Agreement dated March 14, 2006 with Northern Natural Gas Company

10.5	Ethanol Marketing Agreement dated March 29, 2006 with Archer Daniels Midland Co.*

10.6	Credit Agreement dated May 4, 2006 with Farm Credit Services of America, FLCA

10.7	Term Note dated May 4, 2006 with Farm Credit Services of America, FLCA

10.8	Revolving Term Note dated May 4, 2006 with Farm Credit Services of America, FLCA

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a).

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.

*  Portions omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIOUXLAND ETHANOL, LLC

Date: May 12, 2006	/s/ Tom Lynch

Tom Lynch
Chairman and President (Principal Executive Officer)

Date: May 12, 2006	/s/ John Kingsbury

John Kingsbury
Treasurer (Principal Financial and Accounting Officer)