Form 10QSB
period 2006-06-30
Siouxland Ethanol, LLC
filed 2006-08-14
CIK 1320050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended June 30, 2006
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
(402) 632-2676
(Issuer’s telephone number)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date: As of August 11, 2006 the company had 3,787 membership units outstanding.
Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

INDEX

Page No.
PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis and Plan of Operations	13
Item 3. Controls and Procedures	21

PART II. OTHER INFORMATION	21

Item 1. Legal Proceedings	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Submission of Matters to a Vote of Security Holders	22
Item 5. Other Information	22
Item 6. Exhibits	22

SIGNATURES	23
Standard Form of Agreement
Contract Agreement
Standard Form of Agreement
Standard Form fo Agreement
Landfill Gas Purchase and Sale Agreement
Section 302 Certification
Section 302 Certification
Section 1350 Certification
Section 1350 Certification

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Condensed Balance Sheet

June 30,
2006
(Unaudited)
ASSETS
Current Assets
Cash and equivalents	$10,206,633
Other interest receivable	51,018
Prepaid and other	459

Total current assets	10,258,110

Property and Equipment
Land	752,302
Office equipment	11,042
Construction in progress	27,849,886

28,613,230
Less accumulated depreciation	(2,283)

Net property and equipment	28,610,947

Other Assets
Deferred financing costs and other	357,286

Total Assets	$39,226,343

LIABILITIES AND EQUITY

Current Liabilities
Accounts payable	$35,541
Accrued expenses	66,570
Construction payable	2,763,320

Total current liabilities	2,865,431

Commitments and Contingencies

Members’ Equity
Member contributions, net of cost of raising capital, 3,783 units outstanding at June 30, 2006	36,431,418
Deficit accumulated during development stage	(70,506)

Total members’ equity	36,360,912

Total Liabilities and Members’ Equity	$39,226,343

Notes to Financial Statements are an integral part of this Statement.

SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Condensed Statement of Operations

	Quarter Ended	Quarter Ended
	June 30,	June 30,
	2006	2005
	(Unaudited)	(Unaudited)
Revenues	$—	$—

Operating Expenses
Professional fees	38,193	70,474
General and administrative	42,100	16,594

Total operating expenses	80,293	87,068

Operating Loss	(80,293)	(87,068)

Other Income (Expense)
Interest income	309,720	—
Other income	10	—

Total other income, net	309,730	—

Net Income (Loss)	$229,437	$(87,068)

Weighted Average Units Outstanding	3,783	195

Net Income (Loss) Per Unit	$60.65	$(446.50)

Notes to Financial Statements are an integral part of this Statement.

SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Condensed Statement of Operations

	Nine Months Ended	Nine Months Ended	From Inception
	June 30,	June 30,	(August 12, 2004) to
	2006	2005	June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$—	$—	$—

Operating Expenses
Professional fees	260,459	176,072	631,142
General and administrative	170,721	39,124	262,250

Total operating expenses	431,180	215,196	893,392

Operating Loss	(431,180)	(215,196)	(893,392)

Other Income (Expense)
Interest income	822,827	—	822,827
Other income	1,463	—	3,582
Interest expense	(3,523)	—	(3,523)

Total other income, net	820,767	—	822,886

Net Income (Loss)	$389,587	$(215,196)	$(70,506)

Weighted Average Units Outstanding	3,336	169	1,419

Net Income (Loss) Per Unit	$116.78	$(1,273.35)	$(49.69)

Notes to Financial Statements are an integral part of this Statement.

SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Condensed Statement of Cash Flows

	Nine Months Ended	Nine Months Ended	From Inception
	June 30,	June 30,	(August 12, 2004) to
	2006	2005	June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$389,587	$(215,196)	$(70,506)
Adjustments to reconcile net loss to net cash from operations:
Depreciation	1,657	326	2,283
Change in assets and liabilities
Other receivable	(51,018)	—	(51,018)
Prepaid and other	30,961	(186)	41
Accounts payable	(88,765)	25,633	35,541
Accrued expenses	64,119	2,857	66,570

Net cash provided by (used in) operating activities	346,541	(186,566)	(17,089)

Cash Flows from Investing Activities
Payment for land options and other	—	(7,000)	(7,000)
Capital expenditures	(25,834,368)	(4,805)	(25,845,410)

Net cash used in investing activities	(25,834,368)	(11,805)	(25,852,410)

Cash Flows from Financing Activities
Proceeds from bridge financing loan	760,000	—	760,000
Payments on bridge financing loan	(760,000)	—	(760,000)
Payments for financing costs and other	(357,286)	—	(355,286)
Member contributions	35,880,000	925,000	36,855,000
Payments for deferred offering costs	(41,852)	(214,993)	(423,582)

Net cash provided by financing activities	35,480,862	710,007	36,076,132

Net Increase in Cash and Equivalents	9,993,035	511,636	10,206,633

Cash and Equivalents – Beginning of Period	213,598	47,213	—

Cash and Equivalents – End of Period	$10,206,633	$558,849	$10,206,633

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$3,523	$—	$3,523

Supplemental Disclosure of Noncash Investing and Financing Activities
Land options exercised for land purchased	$4,500	$—	$4,500

Construction in progress in construction payable	$2,763,320	$—	$2,763,320

Deferred offering costs offset against member contributions	$423,582	$—	$423,582

Deferred offering costs included in accounts payable	$—	$44,688	$—

Notes to Financial Statements are an integral part of this Statement.

SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Condensed Notes to Financial Statements (Unaudited)
June 30, 2006
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
Nature of Business
Siouxland Ethanol, LLC, (a Nebraska Limited Liability Company) was organized to pool investors to build a 50 million gallon annual production ethanol plant in Dakota County, Nebraska. In January 2006, the Company announced its plans to double the size of the plant which is under construction from a 50 million gallon ethanol plant to a 100 million gallon ethanol plant after the initial plant construction is complete. The Company is still considering financing options for the expansion. As of June 30, 2006, the Company is in the development stage with its efforts being principally devoted to organizational activities and preliminary construction of the 50 million gallon plant. The Company anticipates completion of the plant in summer of 2007.
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
The Company capitalizes construction costs and construction period interest until the assets are placed in service. There was no interest related to construction in progress for the quarter or nine months ended June 30, 2006. In addition, the Company has a construction payable of approximately $2,763,000 which includes approximately $2,224,000 of retainage.

SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Condensed Notes to Financial Statements (Unaudited)
June 30, 2006
Deferred Financing Costs
Costs associated with the issuance of the construction loan discussed in Note 4 are recorded as deferred financing costs. Financing costs will be amortized over the life of the loan using the effective interest method.
Deferred Offering Costs
The Company defers the costs incurred to raise equity financing until that financing occurs. In November 2005, the issuance of new equity occurred and the costs have been netted against the proceeds received.
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
4. FINANCING
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
June 30, 2006
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
The Company has paid approximately $357,000 in debt financing costs and is obligated to pay an annual servicing fee of $25,000. Additionally, the Company will pay the lender an unused commitment fee quarterly equal to 0.5% of the average unused portion of the $10,756,250 revolving loan.
The Company is subject to various financial and non-financial loan covenants that include among other items minimum working capital amounts, debt coverage ratio and net worth requirements. The Company is permitted to make distributions once a year not to exceed 40% of the net income as long as the Company is in compliance with these and other loan covenants. For fiscal years ending 2008 and thereafter, the Company may make distributions which may exceed 40% of the net income as long as the Company has made the excess cash flow payments and is in compliance with these and other loan covenants on a post-distribution basis.
5. COMMITMENTS AND CONTINGENCIES
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
In February 2006, the Company entered into an agreement with an unrelated party to provide pre-cast concrete bridge construction for approximately $1,043,000. The contract may be terminated by the Company upon a twenty-one day written notice subject to payment for work completed and any applicable costs and retainage. Work has begun on the bridge construction and is expected to be completed by September 1, 2006. As of June 30, 2006, the Company has incurred approximately $599,000 for these services.
In April 2006, the Company entered into an agreement with an unrelated party for foundation and site preparation for the grain handling and storage system for approximately $819,000. As part of the contract, the Company was required to pay a 10% down payment. The contract may be terminated by either party subject to specific guidelines in the contract and subject to payment for work completed and any applicable costs and retainage. Work has begun on the grain handling and storage system and is expected to be completed by September 15, 2006. As of June 30, 2006, the Company has incurred approximately $180,000 for these services.
In May 2006, the Company entered into an agreement with an unrelated party for construction of the office building for approximately $275,000. The Company will make seven progress payments subject to specific items of

SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Condensed Notes to Financial Statements (Unaudited)
June 30, 2006
completion as detailed out in the contract. Work has begun on the office building and is expected to be completed by October 1, 2006. As of June 30, 2006, the Company has incurred approximately $190,000 for these services.
In June 2006, the Company entered into an agreement with an unrelated party for site primary electrical distribution system for approximately $527,000. The contract may be terminated by either party subject to specific guidelines in the contract and subject to payment for work completed and any applicable costs and retainage. Work is expected to begin no later than July 10, 2006 and is expected to be completed by November 1, 2006. As of June 30, 2006, the Company has incurred approximately $3,900 for these services which is included in construction payable.
In June 2006, the Company entered into an agreement with an unrelated party for the rail spur track construction for approximately $679,000. As part of the contract, the Company was required to pay a 10% down payment. The contract may be terminated by either party subject to specific guidelines in the contract and subject to payment for work completed and any applicable costs and retainage. Work is expected to begin no later than August 14, 2006 and is expected to be completed by November 30, 2006.
Consulting contracts
In January 2005, the Company entered into a consulting agreement with two related parties to provide services relating to contract negotiation, marketing, and the securing of debt financing. The Company paid these consultants cash bonuses in November 2005 and has accrued $60,000 in accrued expenses at June 30, 2006 for the six units issuable upon successful execution of a definitive debt financing agreement. These consultants are also investors in the Company.
In October 2005, the Company entered into an agreement with an unrelated party to locate a suitable production water supply for the plant which includes test drilling. The estimated costs for these services are approximately $132,000.
In February 2006, the Company entered into an agreement with an unrelated party to provide construction management services. The Company will pay an hourly rate along with providing a vehicle for these services. In addition, the Company will pay a lump sum bonus of $25,000 upon project completion which can be paid in Company units, if available, in lieu of the cash payment. Either party may terminate the agreement for any reason upon giving a 30 days written notice. As of June 30, 2006, the Company has incurred approximately $134,700 for these services.
In May 2006, the Company entered into an agreement with an unrelated party to provide engineering services related to the construction of water and wastewater service to the site and the construction of a process water discharge line for approximately $34,000. Either party may terminate the agreement in the event of substantial failure by the other party to perform in accordance with the terms of the contract upon giving a thirty days’ written notice.
In May 2006, the Company entered into an agreement with an unrelated party to provide pile observation services (Phase 1) and additional design services (Phase 2). The Company will pay for these services on a time and expense basis not to exceed $14,000 for Phase 1 and $4,500 for Phase 2. The unrelated party may terminate the agreement for cause upon giving the Company not less than seven days’ written notice. The Company may terminate the agreement for cause or without cause upon giving the related party seven days’ written notice.
Rail Car Lease
In February 2006, the Company entered into a letter of intent for a five-year lease and a ten-year lease agreement with an unrelated company for fifteen covered hopper cars under each lease arrangement. The Company will pay

SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Condensed Notes to Financial Statements (Unaudited)
June 30, 2006
$668 per car per month for the five-year lease and $618 per car per month for the ten-year lease. The lease rates are subject to change based on fluctuations in interest rates and manufacturing costs.
Tax increment revenue note
In March 2006, the Company entered into an agreement with an investment banker to act as the placement agent for a taxable tax increment revenue notes for approximately $3,862,000. The Company paid a non-refundable retainer of $5,000 and will pay a fee upon the successful completion of the note equal to 2.5% of the total amount of the note, payable at closing.
Marketing agreements
In February 2006, the Company entered into a marketing agreement with an unrelated party to purchase all of the distillers dried grains with solubles (DDGS) the Company provides for sale to the party. The buyer agrees to pay the Company a percentage of the selling price, subject to a minimum amount per ton. The agreement commences when the Company begins producing DDGS and continues for one year initially and terminable thereafter by either party with four months notice.
In March 2006, the Company entered into a marketing agreement with an unrelated party for the sale of ethanol the Company is expected to produce. The Company agrees to pay the buyer a certain percentage of the sales price for certain marketing, storage, and transportation costs. The initial term is for two years beginning in the month when ethanol production begins with renewal options thereafter in one year increments.
Utility contract
In March 2006, the Company entered into an agreement with an unrelated party to provide all natural gas required by the Company for the period from February 2007 or the date the facilities are installed and for ten years thereafter. The agreement requires minimum charges over the ten year period of approximately $50,000 per month beginning at the start of production. The Company also is required to make a construction security payment and demand payment totaling approximately $1,182,000 related to the pipeline construction of which the Company is entitled to receive a portion of this back if deemed credit worthy.
Grants
In June 2006, the Company was a beneficiary of a Community Development Block Grant received by Dakota County from Nebraska’s Department of Economic Development. The grant will not exceed $77,500 and will be used to assist with constructing a road to the plant. As part of the grant, the Company must create and maintain a specified number of jobs, which principally benefit low to moderate income persons. If the grant conditions are not fulfilled, the Company and the County will be obligated to repay the grant to the Department of Economic Development.
5. SUBSEQUENT EVENTS
Landfill gas contract
In July 2006, the Company entered into an agreement with a related party to purchase all of the extracted landfill gas for use as fuel in one or more burners at the plant. The Company agrees to purchase all gas extracted from the

SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Condensed Notes to Financial Statements (Unaudited)
June 30, 2006
landfill at a price per MMBtu as set forth in the contract. In addition, the Company will be reimbursed up to $400,000 for the design, installation and maintenance of specific equipment and systems required to be paid by the end of the fifth year from the commencement date. The initial term is for fifteen years beginning when operations commence. Either party may terminate the agreement subject to specific guidelines in the contract. The owner of the landfill is a member of the Company.

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
     In May 2006 we entered into a senior credit facility with Farm Credit Services of America, FLCA for debt financing. The debt financing is necessary to fund the completion of our project.
     We are still in the development phase, and until the proposed ethanol plant is operational, we will generate no revenue. We anticipate that accumulated losses will continue to increase until the ethanol plant is operational. We currently estimate that plant construction will be complete in June 2007; however, there is no guarantee or assurance that we will not experience construction delays or difficulties that impede progress of construction and postpone our anticipated completion date.
Plan of Operations to Start-Up of the Ethanol Plant
     We expect to spend the next 12 months focused on project construction and plant start-up, with operations to begin near the end of the 12 month period. We expect our equity proceeds and debt financing to supply us with enough cash to cover our administrative costs, including staffing, office costs, audit, legal, compliance and staff training in addition to all costs associated with construction of the project, including, site development, utilities, construction and equipment acquisition.
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
     During the reporting period we entered into a credit agreement with Farm Credit Services of America, FLCA (“Farm Credit”) establishing a senior credit facility of $43,025,000 with Farm Credit for the construction of our ethanol plant. The senior credit facility consists of a $32,268,750 term loan and a $10,756,250 revolving loan.
     In addition to the equity offering proceeds and senior credit facility, we anticipate receiving approximately $4,030,000 in proceeds, less financing costs, from the placement of tax increment revenue notes. We have engaged an investment bank for the purpose of placing the notes and we are currently working to close this transaction, but the proceeds from the issuance of the notes are not yet available. There is no assurance or guarantee that we will be able to successfully close this transaction and access proceeds from the placement of these notes.
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
Plant Construction Activity
     Construction of our plant near Jackson, Nebraska is currently underway. Our plant site consists of three adjacent parcels. We selected the site because of its location relative to existing grain production, accessibility to road and rail transportation, and its proximity to major population centers. The site is in close proximity to State Highway 20, which runs east-west across the northern half of Nebraska. It is also near a rail line serviced by the Burlington Northern Santa Fe Railroad through its shortline partner Nebraska Northeastern Railway.
     We expect to complete construction of the proposed plant and commence operations in early summer 2007, which is approximately 14 to 16 months after construction commenced. Our activities for the next 12 months will include completion of plant construction, negotiation and execution of the final contracts necessary to complete the project, and begin plant operations.
Earthwork and Site Preparation
     As of June 30, 2006, we estimate that Holly A. Brown Construction has completed approximately 80% of the grading and drainage services that were specified in the original contract, with all work, including change orders. We have added a change order to this contract for Phase 2 grading and earthwork and onsite creek channel widening which added a cost of approximately $475,000. Work on this change order is approximately 90% complete and all work under the contract is anticipated to be completed by October 1, 2006. We estimate total costs under the Holly A. Brown contract to be approximately $1,700,000.
Plant Construction
     On January 9, 2006, we entered into a lump-sum design-build agreement with Fagen, Inc. for the construction of our 50 million gallon per year dry grind ethanol production facility. On February 2, 2006, Fagen, Inc. accepted our written notice to proceed. We expect that the plant will be substantially complete within 485 days of this date. Fagen, Inc. is currently performing or has recently completed foundation pile caps/slabs and walls, structural steel erection for the process building, the grain receiving building and the silo pile caps and foundations, and major equipment deliveries and the setting of such equipment is underway. As of July 25, 2006, we estimate that Fagen, Inc. has completed approximately 45% of the work under the lump-sum design build agreement and we have paid Fagen approximately $26,500,000 for work completed.
     Under the terms of the design-build agreement, we will pay Fagen, Inc. $56,619,000, to design and build our facility, subject to any mutually agreed-upon adjustments and subject to a credit for any amounts previously paid to Fagen Engineering, LLC for engineering performed pursuant to the Phase I and Phase II Engineering Services Agreement.
Administrative Building Construction
     On May 1, 2006, we entered into a Contractor Agreement for the construction of our office building with Walsh-Hohenstein and Hohenstein Construction Co. The work began under this Agreement in May 2006 and the estimated completion date is October 1, 2006. Under the terms of the Agreement we are required to pay Walsh-Hohenstein the sum of $275,530 for construction of the building. Such sum is payable in progress payments over the course of construction with the final 10% payment to be made upon completion and final walkthrough of the building. As of June 30, 2006, construction of the building is 90% complete and progress payments have been made pursuant to the Agreement in the amount of approximately $190,000. We anticipate that the building will be ready for occupancy on September 1, 2006.

Grain Handling & Storage System, Auger Cast Piling and Soil Stabilization
     On April 13, 2006, we entered into a lump-sum grain handling and storage system auger cast piling and soil stabilization agreement with McCormick Construction for the installation of auger cast piling support for grain storage slipform silos and receiving building. Pursuant to this Agreement we made a down payment of 10% of the contract price in May 2006. As of June 30, 2006, work under this contract was approximately 90% complete. The total contract price for work completed under this Agreement is approximately $819,000.
Natural Gas Throughput Service
     On March 14, 2006, we entered into natural gas throughput service agreement with Northern Natural Gas Company of Omaha, Nebraska. Northern will provide us natural gas transportation through a dedicated pipeline. We have agreed to pay Northern approximately $1,044,000 for the capital expenditures required for Northern to provide natural gas transportation to our plant. In addition, the agreement provides that we must pay a reservation fee of approximately $138,000, which Northern will retain until we are deemed creditworthy. Construction on the pipeline has not yet begun. Northern is currently in the process of routing the pipeline and obtaining right-of-way easements in preparation for work to begin under this contract.
Landfill Gas
     Subsequent to the end of the reporting period we entered into a Landfill Gas Purchase and Sale Agreement with L.P. Gill, Inc. for the purchase of landfill gas and reimbursement of equipment and systems for combustion of such gas for our Plant. As part of the Agreement, L.P. will reimburse us for all expenses up to $400,000 that we may incur to design and install specific equipment and systems required for the combustion of landfill gas in our plant. This reimbursement is to be paid by L.P. prior to the end of the fifth year after the commencement date. We are required to purchase all of the landfill gas extracted from L.P.’s landfill. We are required to pay L.P. for each MMBtu provided to the plant at a price set forth in the contract. The Agreement is for a term of fifteen years from the commencement date. The Agreement is subject to termination by either party after a period of thirty days following the occurrence of certain events as set forth in the contract.
Precast Concrete Bridge Construction
     On February 24, 2006, we entered into an agreement with Elk Horn Construction of Sergeant Bluff, Iowa, for the construction of two precast concrete bridges – an access road bridge and a rail spur track bridge. The bridges are necessary to provide rail and road access to the plant site. Pursuant to the agreement, we will pay Elk Horn a lump sum of $1,043,770, subject to any change orders we approve. Construction of the bridges began in mid April and construction of both bridges is expected to be complete in October 2006. As of June 30, 2006, construction of the rail spur access bridges was 70% complete. We issued a change order to the contract to raise and modify the existing wooden trestle bridge on the main rail line. Work under this change order will add an additional $85,000 to the contract price, with total payments made to Elk Horn pursuant for work completed through June of approximately $500,000.
Rail Spur Construction
     On June 13, 2006, we entered into a lump-sum rail spur track construction Agreement with Volkmann Railroad Builders of Menomonee Falls, Wisconsin. Pursuant to the Agreement, we will pay Volkmann a lump sum of $678,480. Construction of the rail spur track is scheduled to begin on September 1, 2005 and is expected to be complete by the end of November 2006.
Observation and Design Services
     On June 6, 2006, we entered into a Letter of Agreement for Professional Services with Olsson Associates for observation and design services. Pursuant to the Agreement, we are required to pay Olsson $18,500 for construction observation and testing of the auger cast-in-place piles and design services to evaluate foundation and groundwater conditions at the grain silos and receiving pit and building on the site. The services are to be provided throughout the plant construction process.

Utilities
     On June 7, 2006, we entered into a lump-sum site primary electrical distribution system Agreement with Thompson Electric Co. of Sioux City, Iowa. Under the terms of the Agreement, Thompson is required to commence work prior to July 10, 2006, with all work to be completed by November 1, 2006. We are required to pay Thompson a lump sum of $526,770, subject to additions and deductions, for work completed under this Agreement. As of June 30, 2006, Thompson has ordered all equipment necessary, and we anticipate onsite work will begin in mid-August and all work is expected to be complete by mid-October.
     On May 3, 2006, we entered into a Letter Agreement with Buell Winter Mousel and Associates, P.C. (BWMA) of Sioux City, Iowa for professional engineering services for water and wastewater service to the site. The fees for services provided under the agreement are estimated at $34,160. BWMA has begun design work for off-site water pipelines.
Other Material Contracts Related to Future Plant Operations
Road Construction Grant
     On June 6, 2006, we entered into a Memorandum of Understanding with Dakota County, Nebraska and the Nebraska Department of Economic Development for a Community Development Block Grant. The grant award in the amount of $77,500, payable to Dakota County, is for infrastructure improvements to Knox Boulevard. The grant funds will improve road access to our facility. Pursuant to the memorandum, we are required to create at least 30 new permanent full time jobs and maintain such jobs for a period of 36 months which principally benefit low to moderate income persons. If we do not meet the requirements specified in the memorandum the Company and the County will be required to repay the Nebraska Department of Economic Development the entire amount of the grant fund awarded.
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
Liquidity and Capital Resources
Sources of Funds
     During the time period beginning with our formation on August 12, 2004 and ending on November 19, 2004, we raised $975,000 in seed capital through a private placement. In addition, we raised equity of $35,880,000 in our initial public offering. On May 4, 2006, we entered into a senior credit facility of $43,025,000 consisting of a term loan of $32,268,750 and a $10,756,250 revolving loan. In addition to the equity proceeds and the senior credit facility, we anticipate receiving approximately $4,030,000 in proceeds, less financing costs, from the placement of tax increment revenue notes. We have engaged an investment bank for the purpose of placing the notes but we have not yet closed this transaction and proceeds from the issuance of the notes are not yet available. There is no assurance or guarantee that we will be able to successfully close this transaction and access note proceeds. In that case, we may need to obtain additional debt financing or locate alternative financing sources.
     Based upon our equity offering proceeds, senior credit facility and the anticipated note proceeds, we expect to have sufficient cash on hand to cover all costs associated with construction of the project, including, but not limited to, site acquisition and development, utilities, construction and equipment acquisition, and start-up costs.
Uses of Proceeds
     The following tables describe our proposed estimated use of funds from various financing sources. The figures are estimates only, and the actual uses of proceeds may vary significantly from the descriptions given below. As our project progresses we may update our estimates to reflect necessary adjustments as actual costs become more readily known.

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
Quarterly Financial Results
     As of June 30, 2006, we had cash and equivalents of $10,206,633 and total assets of $39,226,343. We raised $975,000 in seed capital through a private placement and used the proceeds to fund development and organizational needs. In addition, we raised equity of $35,880,000 in our initial public offering. Along with debt financing, we will use the equity we raised to fund construction of a 50 million gallon per year ethanol plant.
     As of June 30, 2006, we had current liabilities of $2,865,431, which included accounts payable, accrued expenses and a liability for construction payable in the amount of $2,763,320. The construction payable amount includes payments of approximately $2,153,000 made to Fagen for the plant construction.
     Total members equity as of June 30, 2006 was $36,360,912. Since inception, we have generated no revenue from operations. For the quarter ended June 30, 2006, we have net income of approximately $229,437 due to interest income on our equity proceeds.
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
     Our revenues will consist of sales of ethanol and distillers grains. We expect ethanol sales to constitute the bulk of our future revenues. The Renewable Fuels Association reports that there were 101 ethanol plants in production in June 2006, with another 32 plants under construction in addition to six plants under expansion. Approximately 900 million gallons of new production is scheduled to come online in the next six months. This evidences an increase in competition for the Company, which could have a negative impact on our future earnings. According to the Renewable Fuels Association, ethanol production remained strong with more than 363 million gallons of ethanol produced during the month of April.
     We anticipate that the increase in ethanol supply will be met with an increase in demand. However, this demand could cause problems for the industry. An energy report issued by the Energy Information Association has placed concern in the market regarding the ability of the ethanol industry to meet the demand for the fuel once MTBE is completely phased out. MTBE is a natural gas derivative, which is ethanol’s major oxygenate competitor that, as of late, has been found to contaminate groundwater, and as such has been banned by several states. As the use of MTBE is phased out, it is possible that ethanol producers will be unable to meet the increased demand and the ability to transport the necessary amounts of ethanol via railroad, barges and trucks may cause difficulty and meeting new demand.
     A potential increase in demand may be found in the state of New York. The first E85 gas station is schedule to open in New York in October. E85 fuel is a blend of 70% to 85% ethanol and gasoline. According to a June, 2006 article issued by the Renewable Fuels Association, a recent poll indicated that 78% of Americans support increasing the use of ethanol and two-thirds of the population supports the use of biofuels generally. As more evidence of the increase in demand, the RFA reports that the 2006 Indianapolis 500 was powered by a 10% ethanol blend. It is anticipated that the entire league will be using 100% ethanol blend in 2007.
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
Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Future Cost of Goods Sold
     We expect our future cost of goods sold will consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. However, since we have entered into an agreement for the use of methane gas which is to be extracted from a landfill, our dependence on natural gas may be significantly reduced.
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
     We anticipate that the use of methane gas instead of natural gas may substantially decrease our dependence on natural gas, even though natural gas is an important input to the ethanol manufacturing process. We estimate that our natural gas and methane gas usage will be approximately 10-15% of our annual total production cost. We use the gas to dry our distillers grains products to moisture contents at which they can be stored for longer periods and transported greater distances. According to the Energy Information Administration, natural gas prices will continue to climb over the next few years, increasing the cost to produce ethanol, but at a much slower pace than the hike in cost experienced in 2005. We hope to avoid such a hike in the production cost of ethanol at our plant by utilizing methane gas rather than natural gas.
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
Item 3. Controls and Procedures
     Our management, including our President and Chairman (the principal executive officer), Tom Lynch, along with our Treasurer (the principal financial officer), John Kingsbury, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.
     Our management, consisting of our President and Chief Executive Officer and our Treasurer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of June 30, 2006 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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
     The following is a breakdown of units registered and units sold in the offering:

	Aggregate price of
Amount	the amount		Aggregate price of
Registered	registered	Amount Sold	the amount sold

4,600	$46,000,000	3,588	$35,880,000
     On November 3, 2005, we closed the offering prior to the sale of the maximum number of registered units. During the offering, we sold 3,588 units for gross offering proceeds of $35,880,000. We sold our units without the assistance of an underwriter.
     On November 3, 2005 we began releasing funds from escrow. As of June 30, 2006, our expense related to the registration and issuance of these units was $423,582, which was netted against the offering proceeds. All of these expenses were direct or indirect payments to unrelated parties. Our net offering proceeds, including the $975,000 we raised in seed capital, after deduction of expenses were $36,431,418. The following table describes our use of net offering proceeds through the quarter ended June 30, 2006:

Plant Construction	$20,899,705
Site Costs	$4,680,504
Railroad	$64,434
Fire Protection	$180,375
Rolling Stock	$12,944
Financing Costs	$301,419
Organizational Costs	$625,619
Total	$26,765,000
     All of the foregoing payments were direct or indirect payments to persons or entities other than our directors, officers, or unit holders owning 10% or more of our units.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits

     The following exhibits are included in this report:
10.1	Standard Form of Agreement and General Conditions between Owner and Contractor for Grain Handling and Storage System Auger Piling and Soil Stabilization dated April 13, 2006, with McCormick Construction

10.2	Contract Agreement dated May 1, 2006 with Walsh-Hohenstein and Hohenstein Construction Co.

10.3	Standard Form of Agreement and General Conditions between Owner and Contractor for Rail Spur Track Construction dated June 13, 2006 with Volkmann Railroad Builders

10.4	Standard Form of Agreement and General Conditions between Owner and Contractor for Site Primary Electrical Distribution System with Thompson Electric Co.

10.5	Landfill Gas Purchase and Sale Agreement dated July 28, 2006 with L.P. Gill, Inc.

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a).

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.
SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIOUXLAND ETHANOL, LLC

Date: August ___, 2006	/s/ Tom Lynch
Tom Lynch
Chairman and President (Principal Executive Officer)

Date: August ___, 2006	/s/ John Kingsbury
John Kingsbury
Treasurer (Principal Financial and Accounting Officer)