Form 10KSB
period 2006-09-30
Siouxland Ethanol, LLC
filed 2006-12-28
CIK 1320050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2006.

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
Commission file number: 333-123473
SIOUXLAND ETHANOL, LLC
(Name of small business issuer in its charter)

Nebraska (State or other jurisdiction of incorporation or organization)	22-3902184 (I.R.S. Employer Identification No.)
1501 Knox Boulevard
Jackson, NE 58743
(Address of principal executive offices)
(402) 632-2676
(Issuer’s telephone number)
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: None
Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State issuer’s revenues for its most recent fiscal year. None
As of December 22, 2006, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units) was $32,980,000.
As of December 22, 2006, there were 3,789 membership units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE None.
Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

Information Regarding Forward Looking Statements
          This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:
•	Changes in our business strategy, capital improvements or development plans;

•	Construction delays and technical difficulties in constructing the plant;

•	Changes in the environmental regulations that apply to our plant site and operations;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in the availability and price of natural gas and corn

•	Changes in the markets for ethanol and distillers grains, including the effects of possible overproduction of ethanol or distillers grain;

•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);

•	Changes and advances in ethanol production technology; and

•	Competition from alternative fuel additives.
 ii

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
          All references to “we,” “us,” “our” and the “company” in this report refer to Siouxland Ethanol, LLC.
 iii

PART I
Item 1. DESCRIPTION OF BUSINESS.
          Siouxland Ethanol, LLC is a development-stage Nebraska limited liability company that was formed on August 12, 2004 for the purpose of constructing and operating a dry mill corn-based ethanol plant near Jackson, Nebraska. We are in the process of building a plant with an anticipated capacity to produce 50 million gallons of denatured fuel grade ethanol and 160,000 tons of dried distillers’ grains per year. This plant is under construction and is expected to be completed in April 2007.
          On January 9, 2006, we entered into a design-build agreement with Fagen, Inc. (“Fagen”) for the construction of the initial 50 million gallon per year dry grind ethanol production facility. Under the terms of the design-build agreement, we will pay Fagen $56,619,000, subject to any mutually agreed-upon adjustments and subject to a credit for any amounts previously paid to Fagen Engineering, LLC for engineering performed pursuant to a Phase I and Phase II Engineering Services Agreement for the plant. On January 20, 2006, we entered into a license agreement with ICM, Inc. for limited use of ICM, Inc.’s proprietary technology and information to assist us in operating, maintaining, and repairing our ethanol plant. We are not obligated to pay any fee to ICM, Inc. for use of the proprietary information and technology because our payment to Fagen for the construction of the plant under the design-build agreement is inclusive of these costs. We expect that the total cost to complete the construction of the initial plant and the associated infrastructure, land acquisition and development, and various start-up costs will be approximately $88 million by the time the plant commences operations.
          In January 2006, we announced our intent to double the production capacity of our plant from an annual ethanol production capacity of 50 million gallons to 100 million gallons as quickly as that may be feasible. On December 11, 2006, we entered into a binding letter of intent with Fagen under which Fagen will provide us with certain services necessary for us to develop a detailed description of a 50 million gallon per year expansion to our ethanol production facility which is currently under construction in Jackson, Nebraska and to establish a price for which Fagen would provide design, engineering, procurement of equipment and construction services for such an expansion. The purpose of the description is to develop pro forma cost data to determine if the expansion can be financed. Under the letter of intent, Fagen has an exclusive right to provide design, engineering, procurement of equipment and construction services for the proposed expansion. Construction costs of the proposed 50 million gallon expansion are expected to approximate the total costs associated with bringing the first 50 million gallon plant into production. If we determine that the expansion of the plant is economically feasible, we will enter into a Lump Sum Design-Build contract with Fagen for the design, engineering, procurement of equipment and construction services for the expansion. Certain of the terms of such a Design-Build contract are described in the letter of intent. The letter of intent has a term ending December 31, 2007 unless the basic size and design of the expansion has been determined and we have raised at least 10% of the necessary equity to finance the project. The term may be extended by mutual agreement of the parties.
Principal Products
          Our principal product will be ethanol to be used as a motor fuel. In addition to replacing part of the volume of gasoline used for motor fuel, ethanol acts as a high-quality octane enhancer and an oxygenate capable of reducing air pollution and improving automobile performance. Ethanol can also be used as a virtual replacement of gasoline in flexible fuel vehicles which can operate on fuels such as E85, which is a blend of 85% ethanol and 15% unleaded gasoline. In addition to ethanol, the distillers’ grain which will be produced by our plant as a co-product of ethanol production can be sold as high grade cattle feed. Currently, we do not intend to capture and market any carbon dioxide produced by our plant.
          Ethanol is produced by the fermentation of sugars found in grains and other biomass. While ethanol can be produced from a number of different types of grains as well as from agricultural waste products, we will produce ethanol primarily from corn. Corn produces large quantities of carbohydrates, which convert into sugars more easily than most other kinds of biomass.

Markets and Distribution
          The principal end users of the ethanol produced at our plant will be refiners and blenders of gasoline. However, rather than market directly to these end users, we plan to market all of the ethanol produced at our plant through ethanol marketing agreements with one or more ethanol redistributors that have access to numerous markets and customers. By marketing our ethanol production in this manner, we will not need to develop a significant internal sales organization. On April 3, 2006, we entered into an Ethanol Marketing Agreement with Archer Daniels Midland Co. (“ADM”) for the marketing and sale of the ethanol we produce. Pursuant to this agreement, ADM will pool between 40 and 60 million gallons of our ethanol per year with ethanol it produces. If we produce more than 60 million gallons of ethanol in a year, we may sell the excess to a third party only with ADM’s prior written consent. Alternatively, if we do not produce the minimum amount of 40 million gallons of ethanol, ADM may purchase ethanol elsewhere to cover the shortfall and charge us for any resulting excess costs or expenses it incurs. Pursuant to the Ethanol Marketing Agreement, ADM will pay us the amount it receives from its customers, less expenses and a marketing fee, which is a percentage of the final average net ethanol selling price. The initial term of the Ethanol Marketing Agreement will run for two years from the date we begin production. After that, it will automatically renew for successive one-year terms unless terminated by either party upon six months written notice, by mutual agreement, or for cause.
          The principal end users of the dried distiller grain produced at our plant will be cattle feeding operations. On March 2, 2006, we entered into a Distiller’s Grains Marketing Agreement with Commodity Specialist Company (“CSC”) under which CSC will market all of the distiller’s dried grains with solubles (“DDGS”) we produce at our ethanol plant, except any that we may sell to a single potential customer located near the plant. Further, the agreement confers no opportunity or obligation for CSC to market any of the wet distiller’s grains (“WDG”) produced at our plant, which we intend to sell ourselves. We will receive a price equal to 98% of the amount CSC receives from its buyers, which shall be not be less than $1.50 per ton, less CSC’s freight costs. The agreement imposes quality standards on our DDGS. The term of the agreement is one year commencing with the start-up of our ethanol plant. After the one-year period, the agreement will continue until terminated by either party
          Currently, we do not intend to capture and market any carbon dioxide produced by our plant.
Ethanol Demand and Supply
          Currently, ethanol represents only up to 3% of the total annual gasoline supply in the United States. However, according to the Renewable Fuels Association, the national trade association for the U.S. ethanol industry, demand for fuel ethanol in the United States is growing and reached 4.0 billion gallons per year in 2005. The recent implementation of a Renewable Fuels Standard (“RFS”) contained in the Energy Policy Act of 2005, which was signed into law on August 8, 2005 (the “2005 Energy Act”), is expected to stimulate both the production and use of ethanol through the creation of a RFS which increases steadily from 4.0 billion gallons per year in 2006 to 7.5 billion gallons per year by 2012. The implementation of the Volumetric Ethanol Excise Tax Credit (“VEETC”) on January 1, 2005, is also expected to help expand the use of ethanol into higher concentration blends such as E85, E diesel and fuel cell markets. According to the Energy Information Administration, E85 consumption is projected to increase from a national total of 11 million gallons in 2003 to 47 million gallons in 2025. Ethanol can also be used as an aviation fuel and as a hydrogen source for fuel cells. According to the National Ethanol Vehicle Coalition, there are currently about 4.5 million flexible fuel vehicles capable of operating on E85 in the U.S. and nearly 1,000 retail stations supplying it. Automakers have announced plans to significantly expand the production of flexible fuel vehicles in the future, beginning in 2007.
          Ethanol is also a replacement for methyl tertiary-butyl ether (“MTBE”) which has been used as an oxygenate for gasoline. While the Energy Policy Act eliminated the Clean Air Act’s 2% oxygenate requirement for reformulated gasoline, the Clean Air Act still contains an oxygenated fuel requirement for areas classified as carbon monoxide non-attainment areas. These areas are required to establish an oxygenated fuels program for a period of no less than three months each winter. The minimum oxygenate requirement for gasoline sold in these areas is 2.7% by weight which is the equivalent of 7.7% ethanol by volume in a gasoline blend. Also, while the Energy Policy Act did not impose a national ban of MTBE, it did not include liability protection for manufacturers of MTBE. As a result, most refiners have elected to switch to ethanol rather than MTBE and an oxygenate for gasoline.

          Although overall demand for ethanol as a motor fuel is expected to continue to increase, the market price of ethanol will be subject to a number of factors which may result in significant short-term fluctuations or long-term decreases in ethanol prices. In particular, the supply of ethanol available as a motor fuel additive is also expected to increase and it is possible that the available supply will grow faster than the demand for ethanol. As of January 2006, the Renewable Fuels Association estimated that 1.98 billion gallons per year of additional ethanol production capacity was under construction in the United States which would raise total domestic production capacity to 6.32 billion gallons per year.
Federal Ethanol Support Programs
          There are several federal programs designed to provide additional economic incentives for the production of fuel ethanol. The most recent ethanol supports are contained in the 2005 Energy Act which creates a 7.5 billion gallon RFS which requires refiners to use 4 billion gallons of renewable fuels in 2006, increasing to 7.5 billion gallons by 2012. A number of bills have been introduced in the U.S. Congress to double the RFS to 15 billion gallons per year, however, there can be no assurance that such legislation will be ultimately enacted. In addition to the recently-enacted federal renewable fuel standard, the federal government and various state governments have created incentive programs to encourage ethanol production and to enable ethanol-blended fuel to compete in domestic fuel markets with gasoline blended with MTBE. State incentive programs include production payments and income tax credits. Current federal tax supports for ethanol consist of the following:
•	Volumetric Ethanol Excise Tax Credit. On January 1, 2005, the Volumetric Ethanol Excise Tax Credit (“VEETC”) went into effect. Prior to VEETC, the federal excise tax on 10% ethanol-blended gasoline was 13.2 cents per gallon compared to 18.4 cents per gallon on regular gasoline. Under VEETC, the lower federal excise tax on ethanol-blended gasoline was eliminated. In place of the lower excise tax, the VEETC created a new volumetric ethanol excise tax credit of $0.51 per gallon of ethanol. Gasoline distributors apply for this credit on the same tax form as before only it is a credit from government’s general revenue, not the highway trust fund. Based on volume, the VEETC is expected to allow greater refinery flexibility in blending ethanol since it makes the tax credit available on all ethanol blended with all gasoline, diesel and ethyl tertiary butyl ether (“ETBE”), including ethanol in E-85. The VEETC is scheduled to expire on December 31, 2010. A number of bills have been introduced in the Congress to extend ethanol tax credits, including some bills that would make the ethanol tax credits permanent. There can be no assurance, however, that such legislation will be enacted.

•	Small Ethanol Producer Tax Credit. Small ethanol producers are allowed an income tax credit equal to 10 cents per gallon on up to 15 million gallons of ethanol production annually. The tax credit is capped at $1.5 million per year per producer. Historically, a small ethanol producer was one with the capacity to produce up to 30 million gallons per annum. Under the 2005 Energy Act, the size limitation on the production capacity for small ethanol producers was increased from 30 million to 60 million gallons per year. This credit is available through 2008 and will be available to us unless our production exceeds the 60 million gallons per year limit by that time.

•	Other Tax Credits. The 2005 Energy Act created a new tax credit that permits taxpayers to claim a 30% credit (up to $30,000) for the cost of installing clean-fuel vehicle refueling equipment, such as an E85 fuel pump, to be used in a trade or business of the taxpayer or installed at the principal residence of the taxpayer. Under the provision, clean fuels are any fuel of which at least 85% of the volume consists of ethanol, natural gas, compressed natural gas, liquefied natural gas, liquefied petroleum gas, and hydrogen and any mixture of diesel fuel and biodiesel containing at least 20% biodiesel. The provision is effective for equipment placed in service after December 31, 2005, and before January 1, 2010.

•	Tariffs on Imported Ethanol. Ethanol imported into the United States is generally subject to an ad valorem tariff of 2.5% of the product value. A secondary duty of 14.27 cents per liter or 54 cents per gallon is also imposed on ethanol imports. The secondary duty was created to offset the value of the ethanol tax credit taken by the petroleum industry when ethanol, both domestic and imported, is blended with gasoline. Some bilateral trade agreements like the U.S.-Israel Free Trade Agreement and the North American Free Trade Agreement, allow ethanol that is produced completely with feedstocks from countries that are parties to these agreements to enter the U.S. duty-free. Congress has also created unilateral trade preference programs, such as the Caribbean Basin Initiative and the Andean Trade Preference Act, that allow ethanol produced in those countries to enter the U.S. duty free. This means that ethanol producers in those countries avoid the secondary tariff as long as the ethanol is produced from within their own country.
          There can be no assurance that these tax incentives will positively affect the demand for ethanol or that the federal government will continue to provide such supports to the ethanol industry or continue them at their current levels. The elimination or reduction of any of these federal ethanol supports may reduce ethanol demand or reduce the margins available to us when we sell our ethanol production. Other types of federal supports, designed to stimulate the production of ethanol for non-grain feed stocks or tax credits for reductions of greenhouse gases, have been proposed and may be enacted in the future. However, there can be no assurance that any additional federal supports or incentives for ethanol production will be enacted.
Competition
          The fuel ethanol industry is characterized by a large number of small participants all producing a commodity product that cannot be differentiated from the product of any other market participant. There are currently over 100 producers of fuel ethanol in the United States with capacities ranging from less than 500,000 gallons per year to over 1.0 billion gallons per year. The largest ethanol producers include Archer Daniels Midland, VeraSun Energy Corporation, Cargill, Inc., New Energy Corp., Abengoa Bioenergy Corp. and Aventine Renewable Energy, Inc. The average producer has a capacity of less than 50 million gallons per year. We may also compete with foreign ethanol producers, many of which have lower production costs than domestic ethanol producers. Many of these foreign producers, particularly those located in the Caribbean basin and Central America, may import ethanol into the United States at low tariff rates or free of tariffs. Additional ethanol producers are expected to continue to enter the market if the demand for ethanol continues to increase. We plan to compete with other ethanol producers primarily on the basis of price by being an efficient and low cost producer. However, there is no assurance that we will be able to produce ethanol at a lower overall price than competitors or that new technologies or methods of ethanol production will not be developed that allow competitors to produce ethanol less expensively than us.
          Ethanol also competes with other fuels and fuel additives. In particular, as a fuel additive and gasoline oxygenate, ethanol competes with alternative chemicals such as MTBE and ETBE. These alternative gasoline oxygenates are generally less expensive than ethanol and, in the case of ETBE, may be transported by pipeline and held in storage tanks due to its low affinity for water.
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
          We also face competition in connection with the sale of distillers’ grains. The principal end users of the dried distiller grain produced at our plant will be cattle feeding operations. We will compete with other ethanol plants and other sources of distillers’ grains as well as with other types of cattle feed. As domestic ethanol production increases, the amount of distillers’ grains entering the market is also expected to increase and may reach the point of market saturation.
Corn Feedstock
          We anticipate that our plant will need approximately 18.5 million bushels of grain per year for our dry milling process. In general, we expect to obtain corn primarily from farmers in the six county area around the site of the plant and expect corn production in this area to be adequate for our needs. We anticipate establishing ongoing business relationships with local farmers and grain elevators to acquire the corn needed for the project. However, we have no contracts, agreements or understandings with any grain producer in the area at this time. We will compete with other users of corn in the area including other producers of ethanol, livestock feeders and corn processing companies. The availability of corn, and the price at which we will be able to purchase corn, will depend on prevailing market conditions, which can be volatile. There can be no assurance that a corn shortage will not develop, particularly if there are other ethanol plants competing for corn, an extended drought or other production problems. Because the market price of ethanol is not necessarily tied to grain prices, ethanol producers are generally not able to compensate for increases in the cost of grain feedstock through adjustments in prices charged for their ethanol. Therefore, it can be expected that the profitability of ethanol production will be reduced during periods of high grain prices.
          We have recently hired a grain procurement manager to ensure the consistent scheduling of corn deliveries and to establish and fill forward contracts through grain elevators. The grain procurement manager will utilize forward contracting and hedging strategies, including certain derivative instruments such as futures and option contracts, to manage our commodity risk exposure and optimize finished product pricing on our behalf. We anticipate that most of our grain will be acquired in this manner. Forward contracts allow us to purchase corn for future delivery at fixed prices without using the futures market. The corn futures market allows us to trade in standard units of corn for delivery at specific times in the future. Option contracts consist of call options (options to purchase a fixed amount of a commodity) and put options (options to sell a fixed amount of a commodity). We expect to use a combination of these derivative instruments in our hedging strategies to help guard against corn price volatility. In October 2006, we obtained a $3.5 million revolving term note which we intend to use to finance hedging activities with respect to corn. Hedging means protecting the price at which we buy corn and the price at which we will sell our products in the future. It is a way to attempt to reduce the risk caused by price fluctuation. The effectiveness of such hedging activities will depend on, among other things, the cost of corn and our ability to sell enough ethanol and distillers grains to use all of the corn subject to futures and option contracts we have purchased as part of our hedging strategy. Although we will attempt to link hedging activities to sales plans and pricing activities, such hedging activities themselves can result in costs because price movements in corn contracts are highly volatile and are influenced by many factors that are beyond our control. We may incur such costs and they may be significant.
Utilities
          Our ethanol plant will require a significant and uninterrupted supply of electricity, natural gas and water to operate. We plan to enter into agreements with gas, electric and water utilities to provide our needed energy and water. There can be no assurance that those utilities will be able to reliably supply the gas, electricity and water that we need. If there is an interruption in the supply of energy or water for any reason, such as supply, delivery or mechanical problems, we may be required to halt production. If production is halted for an extended period of time, our financial performance may suffer.
          Natural Gas. The plant will produce process steam from its own boiler system and dry the distillers dried grains co-product via a direct gas-fired dryer. According to engineering specifications, we anticipate that our plant will require a natural gas supply of approximately 4,400 Million British Thermal Units (“MMBtu”) per day when drying. If the direct gas-fired dryer operates 100% of the time for an entire year, the plant could consume approximately 1,600,000 MMBtu per year. Natural gas is expected to be the second largest component of our production costs. Natural gas prices have historically fluctuated dramatically, which could significantly affect the profitability of our operations. On March 14, 2006, we entered into natural gas throughput service agreement with Northern Natural Gas Company of Omaha, Nebraska (“Northern”). Pursuant to the agreement, Northern will provide us natural gas transportation through a dedicated pipeline. We have agreed to pay Northern approximately $1,044,000 for the capital expenditures required for Northern to provide natural gas transportation to our plant. In addition, the agreement provides that we must pay a reservation fee of approximately $138,000, which Northern will retain until we are deemed creditworthy. Also on March 14, 2006, we signed an amendment to the natural gas throughput service agreement with Northern. The effective date of the amendment is February 1, 2007 and will run for a period of 10 years. Pursuant to the amendment, Northern will transport natural gas to our plant, subject to the successful installation of the necessary facilities. We will pay Northern a monthly fee for the natural gas transportation, and a commodity rate equal to the maximum rate provided for in Northern’s Federal Energy Regulatory Commission (“FERC”) gas tariff.
          On July 28, 2006, we entered into a Landfill Gas Purchase and Sale Agreement with L.P. Gill, Inc. (“L.P.”) for the purchase of landfill gas and reimbursement of equipment and systems for combustion of such gas to power our ethanol plant. Pursuant to this agreement, L.P. is required to design, construct, operate, maintain and repair all equipment used to extract, capture, handle, store and/or transport the landfill gas from a nearby sanitary landfill to the northern edge of our site. We are required to design, install, and maintain specific equipment and systems required for the combustion of landfill gas in our plant. As part of the agreement, L.P. will reimburse us for all expenses we may incur for the design and installation of equipment necessary for the combustion of the landfill gas at the ethanol plant. Such reimbursement is limited to $400,000, which must be paid by L.P. prior to the end of the fifth year after the commencement date. In addition, we are required to purchase from L.P. all of the landfill gas extracted from L.P.’s landfill. We are required to pay L.P. for each MMBtu provided to the plant at a price set forth in the contract. The Agreement is for a term of fifteen years from the commencement date. The Agreement is subject to termination by either party after a period of thirty days following the occurrence of certain events as set forth in the contract.
          Electricity. Based on engineering specifications, we anticipate that our ethanol plant will require approximately 4.5 million kilowatts of electricity at peak demand. In the State of Nebraska, electricity is supplied by Northeast Nebraska Public Power District, a utility owned by the people of Nebraska. Northeast Nebraska Public Power District has high voltage 69kV level transmission lines located on easements on our plant site that may be available to supply us with an on-site substation at primary voltage. We have not yet negotiated, reviewed or executed any agreement with Northeast Nebraska Public Power District to provide electricity to the site. The price at which we will be able to purchase electric services has not yet been determined. We have entered into an agreement with U.S. Energy Services, Inc. to help manage our energy supplies.
          Water. The production of ethanol requires a significant amount of water. While much of the water used in an ethanol plant is recycled back into the process, certain areas of production require fresh water. Those areas include boiler makeup water and cooling tower water. Boiler makeup water is treated on-site to minimize all elements that will harm the boiler and recycled water cannot be used for this process. Cooling tower water is deemed non-contact water because it does not come in contact with the mash, and, therefore, can be regenerated back into the cooling tower process. The makeup water requirements for the cooling tower are primarily a result of evaporation. Engineering specifications show our plant water requirements to be approximately 384 gallons per minute when producing 50 million gallons of ethanol per year. That is approximately 552,960 gallons per day. In order to meet this anticipated demand for water, we have installed two 900 gallon per minute wells at the site to handle our water needs. Soil borings performed at the plant location indicate the presence of an adequate water supply.
          Recycling water back into the process also reduces the amount of discharge water and wastewater treatment costs. Our plant design incorporates the ICM/Phoenix Bio-Methanator wastewater treatment process resulting in a zero discharge of plant process water. Based upon the water quality in Dakota County, we estimate that there will be 75 gallons per minute of non-contact cooling water discharge.
          On September 26, 2006, we entered into an Equipment and Services Agreement with U.S. Water Services of Cambridge, Minnesota(“USWS”) for the acquisition and installation of certain water treatment equipment at our ethanol plant. USWS also agrees to provide chemicals and ongoing support and services for the water treatment equipment. The chemical and servicing provisions of this agreement have an initial term of three years from the date our plant becomes operational and is renewable for additional one-year terms. Pursuant to this agreement, we will pay USWS approximately $1.7 million in connection with the acquisition and installation of the water treatment equipment. Under the chemical and service provisions of the agreement, we will pay USWS approximately $9,400 per month for necessary chemicals and support services. An additional initial payment $22,000 will be made to USWS for one-time use chemicals and laboratory equipment. Annual chemical cost is limited to approximately $113,000 based on 50 million gallons per year of ethanol production at the plant. For every one million gallons per year of ethanol production in excess of 50 million, we will pay USWS approximately $2,250 per year. If this agreement is renewed, prices are subject to increase.
Transportation
          Unlike gasoline and diesel fuel, ethanol cannot be shipped by pipeline because ethanol can be easily contaminated by water present in the pipelines. Water dilutes ethanol and creates significant quality control issues. Therefore, ethanol must be transported by rail or by truck. In general, we expect to transport our ethanol primarily by rail. On November 11, 2006, we entered into a Rail Service and Construction Agreement with Nebraska Northeastern Railroad (the “Railroad”) pursuant to which the Railroad will provide rail service to our Jackson, Nebraska ethanol production facility. Pursuant to this agreement, we are responsible for the construction of a sidetrack of approximately 0.8 mile in length running from the Railroad’s mainline to the entrance to our plant and of the tracks inside the plant yard. The Railroad will reimburse us for up to $537,000 of the cost of constructing the sidetrack subject to the condition that we complete and operate our ethanol plan. Upon completion of 50% of the plant, we will be entitled to $150,000 of such reimbursement, with the remainder due upon the first revenue movement of railcars to the plant. As a further condition to this reimbursement, we have guaranteed a minimum of 1,500 railcars per year to the plant for the first five years after completion of our ethanol plant. The Railroad will lease the sidetrack to us at no additional cost for our non-exclusive use. Any use by the Railroad of the sidetrack for other customers may not unreasonably interfere with our use of the sidetrack. We are required to maintain the sidetrack and the rails inside our plant yard at our own expense. If, after five year, the Railroad determines that there is insufficient rail traffic to our plant, it may require the payment of an annual continuation charge in order to keep the sidetrack in place.
          On December 7, 2006, we entered into two Railroad Car Lease Agreements (the “Car Leases”) with Trinity Industries Leasing Company (“Trinity”), pursuant to which we agreed to lease a total of 50 hopper cars which we will use to transport commodities to and from our ethanol plant. The first Car Lease is for 15 cars and provides for a base monthly rental per car of $668 and has a minimum lease term of 60 months. The second Car Lease is for 35 cars and provides for a base monthly rent per car of $618 and has a minimum term of 120 months. Each Car Lease will continue beyond the minimum term on a month-to-month basis until either party notifies the other of its intent to cancel such Car Lease. The base monthly rents under the Car Leases are subject to one-time adjustments as of the delivery dates of the first cars delivered based on (i) changes in yield to maturity of on-the-run ten year U.S. Treasury Notes yielding 4.42% at January 12, 2006 versus the yield to maturity on such notes as of the delivery date and (ii) changes to steel and other raw material costs over the estimated raw materials cost implicit in a sale price per car of $72,310. Monthly rates are also subject to escalation in the event of changes in car design required by the Department of Transportation, Association of American Railroads or other regulatory authorities. In addition, a surcharge of $0.03 per mile will be assessed for each mile in excess of 36,000 miles per year a car travels. We have secured our obligations under the Car Leases with an irrevocable standby bank letter of credit in the amount of $381,000.
          In addition to rail, we may try to service this market by truck. While truck transportation can be more expensive than rail transportation, there may be opportunities to reduce truck transport costs by negotiating backhaul rates from trucking companies which would normally drive to the refined fuels terminals empty.
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
          We will be subject to oversight activities by the United States Environmental Protection Agency and a state environmental department. Both federal and state environmental rules are subject to change, and any such changes could result in greater regulatory burdens on our operations. In addition, we could become subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from possible environmental contamination.
          It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol. For example, changes in the environmental regulations regarding ethanol’s use due to currently unknown effects on the environment could have an adverse effect on the ethanol industry.

Employees
          We currently have two full-time employees. Upon completion of our ethanol plant, we anticipate that we will employ approximately 32 full-time equivalent employees. The following table represents some of the anticipated positions within the plant and the minimum number of individuals we expect will be full-time personnel:

Full-Time
Position	Personnel
General Manager	1
Plant Manager	1
Commodities Manager	1
Controller	1
Lab Manager	1
Lab Technician	2
Secretary/Clerical	3
Shift Supervisors	4
Office Manager	1
Maintenance Supervisor	1
Maintenance Craftsmen	4
Plant Operators	12
TOTAL	32
Item 2. DESCRIPTION OF PROPERTY.
          The ethanol plant is being constructed on an undeveloped 77.25-acre site located approximately one mile west of the Village of Jackson, Nebraska, in eastern Nebraska. We own fee title to the site and consider it to be adequate for our intended purpose. The property is encumbered by a first mortgage loan in favor of Farm Credit Services of America, FLCA in order to secure a $43,025,000 senior credit facility used to provide construction financing of the ethanol plant.
Item 3. LEGAL PROCEEDINGS.
          None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          None.

PART II

Item 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.
          There is no public trading market for our units.
          As of September 30, 2006, we had 696 unit holders of record.
          We have not declared or paid any distributions on our units. Our Board of Directors has complete discretion over the timing and amount of distributions to our unit holders, however, our operating agreement requires the board of directors to endeavor to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy the portion of their income tax liability resulting from their respective share of our taxable income. Under the terms of certain borrowing agreements, are ability to make distributions to our members will be restricted beginning in fiscal 2008 to an amount designed to approximate our members’ income tax liability on our net profit, if any. We will be able to pay distributions in excess of this amount during any fiscal years only if we have made the required free cash flow payment to the lender for such fiscal year. Our expectations with respect to our ability to make future distributions are discussed in greater detail in “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.”
          During the time period beginning on our formation on August 12, 2004 and ending on November 19, 2004, we raised $975,000 in seed capital through a private placement of membership units. These units were sold pursuant to an exemption from registration provided for in Section 4(2) of the Securities Act and Rule 504 of Regulation D. We sold these units directly without use of an underwriter or placement agent and without payment of commissions or other remuneration.
          The Securities and Exchange Commission declared our Registration Statement on Form SB-2 (SEC Registration No. 333-123473) effective on August 8, 2005 and we commenced a public offering of our units shortly thereafter. We registered a total of 4,600 units at $10,000 per unit for an aggregate maximum gross offering price of $46,000,000. The Board of Directors terminated the offering on November 3, 2005 prior to the sale of the maximum number of registered units. During the offering, we sold 3,588 units for gross offering proceeds of $35,880,000. Certain of our officers and directors offered and sold the units on a best efforts basis without the assistance of an underwriter. We did not pay these officers or directors any compensation for services related to the offer or sale of the units. Expense incurred in connection with the offering of these units totaled approximately $424,000, resulting in net offering proceeds of approximately $35,456,000. As of September 30, 2006, all of the net proceeds of the offering had been applied to the payment of construction and start-up costs of our Jackson, Nebraska ethanol plant.

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.
Overview
          Siouxland Ethanol, LLC is a development-stage Nebraska limited liability company that was formed on August 12, 2004 for the purpose of constructing and operating a dry mill corn-based ethanol plant near Jackson, Nebraska. We are in the process of building a plant with an anticipated capacity to produce 50 million gallons of denatured fuel grade ethanol and 160,000 tons of dried distillers’ grains per year. This plant is under construction and is expected to be completed in April 2007. In January 2006, we announced our intent to double the production capacity of our plant from an annual ethanol production capacity of 50 million gallons to 100 million gallons as quickly as that may be feasible.
Results of Operation
          We are still in the development phase and until the first phase of our ethanol plant is operational we will generate no revenues other than interest income earned on our cash balances. During the year ended September 30, 2006, we incurred operating expenses of $640,122, which consisted primarily of professional fees and general and administrative expenses, resulting in an operating loss of $640,122. During the year, we earned net interest income of $888,636, resulting in net income for the year of $246,454 or $71.46 per unit. At September 30, 2006, our accumulated deficit equaled $213,639. The results of operations during the year ended September 30, 2006 are not indicative of the future results of operations that we anticipate for the company once the initial phase of our ethanol plant begins commercial operations.
Liquidity and Capital Resources
          We expect that the total cost to complete the construction of the initial 50 million gallon per year ethanol plant and the associated infrastructure, land acquisition and development, and various start-up costs will be approximately $88 million by the time the plant commences operations in April 2007. We have expended approximately $58.5 million to date in connection with these activities. Construction costs of the proposed 50 million gallon per year expansion are expected to approximate the total costs associated with bringing the first 50 million gallon plant into production.
          We are financing the costs of the initial plant with a combination of equity and debt as described below. We are still considering financing options with respect to the proposed plant expansion and have no commitments with respect to providing such financing at this time.
          Equity Financing. Through November 19, 2004, we raised $975,000 in seed capital through a private placement of membership units. We filed a Registration Statement for an initial public offering of our units with the Securities and Exchange Commission on Form SB-2 (SEC Registration No. 333-123473), as amended, which became effective on August 8, 2005 and sold 3,588 units for $35,880,000 in our registered offering which closed on November 3, 2005.
          Credit Facility. On May 4, 2006, we entered into a credit agreement with Farm Credit Services of America, FLCA (“Farm Credit”) establishing a senior credit facility with Farm Credit for the construction of our ethanol plant. The construction financing is in the amount of $43,025,000 consisting of a $32,268,750 term loan and a $10,756,250 revolving loan. In October 2006, we amended our credit agreement with Farm Credit to add a revolving term note for up to $3,500,000, subject to borrowing base limitations, until November 2007. Borrowings under the revolving term note will be primarily used for corn hedging activities. The amount available to us under the new revolving term note is also reduced by the amount of a standby letter of credit totaling $381,000 that we provided under the terms of two rail car leases.
          We must pay interest on the borrowed funds at a variable rate equivalent to LIBOR Short Term Index Rate plus 3.0%. The variable rate shall be adjusted at the LIBOR Short Term Index Rate plus 2.85% for any year after 2006 in which, at the end of the preceding year, our owners’ equity is equal to or greater than 60% provided we are not otherwise in default. Interest will be calculated on a 360 day basis. We paid an origination fee of $322,687 to

Farm Credit for the loans. We will pay an annual administration fee of $25,000 to Farm Credit. For the revolving loan and the revolving term loan, we will pay commitment fees of 1/2 of 1% per annum and 0.35% per annum, respectively on the unused portions of the borrowing capacity. The revolving term note is secured a common credit agreement along with the revolving promissory note and the term note described above.
          We are obligated to repay the term construction loan in 30 equal, consecutive, quarterly principal installments of $1,075,625 plus accrued interest, with the first installment due on December 1, 2007 or no later than 6 months after substantial completion of the ethanol plant, and the last installment due on June 1, 2015. During construction we will make monthly payments of interest only. On the earlier of September 1, 2015 or three months following repayment of the term loan we will begin repayment on the revolving term loan in 10 equal, consecutive, quarterly principal installments of $1,075,625 plus accrued interest with the last installment due on the later of December 1, 2017 or ten calendar quarters from the date repayment begins. During the term of the loan, we are required to make special principal payments in an annual amount equal to 65% of our excess cash flow for each year, not to exceed $2,000,000 in any fiscal year. These payments will continue until an aggregate sum of $6,000,000 has been paid to Farm Credit.
          The loans will be secured by a first mortgage on our real estate and a lien on all of our personal property. If we prepay any portion of the construction loans prior to December 1, 2008, we will pay a prepayment charge of 3% in addition to certain surcharges. This prepayment charge will be reduced by 1.0% each year thereafter and any prepayment made on the construction loan after December 1, 2010 will not be subject to a prepayment charge. During the term of the loans, we will be subject to certain financial loan covenants consisting of minimum working capital, minimum debt coverage, and minimum tangible net worth. After the construction phase, we will only be allowed to make annual capital expenditures up to $500,000 annually without prior approval. The loan agreements also impose restrictions on our ability to make cash distributions to our members. For each fiscal year commencing with fiscal 2008, we may make a distribution to our members of 40% of the net profit for such fiscal year, provided that no event of default or potential default exists. We may make distributions in a fiscal year exceeding 40% of net profit only if we have made the required excess cash flow payment to Farm Credit for that fiscal year. We must be in compliance with all financial ratio requirements and loan covenants before and after any distributions to our members.
          Upon an occurrence of an event of default or an event which will lead to our default, Farm Credit may upon notice terminate its commitment to loan funds and declare the entire unpaid principal balance of the loans, plus accrued interest, immediately due and payable. An event of default includes, but is not limited to, our failure to make payments when due, insolvency, any material adverse change in our financial condition or our breach of any of the covenants, representations or warranties we have given in connection with the transaction.
          Tax Increment Financing. On September 28, 2006, we completed a tax increment financing transaction through the placement and sale of $4,030,000 Tax Increment Revenue Bonds, Taxable Series 2006A (the “Bonds”) issued by the Community Redevelopment Authority of the Village of Jackson, Nebraska (the “Issuer”) for the purpose of financing certain public redevelopment costs in connection with the Facility. We received net proceeds of approximately $3,819,000 from the issuance of the Bonds, of which approximately $838,000 are held in a capitalized interest fund and a debt service reserve fund. In connection with this financing, we entered into the following agreements:
     (i) a Redevelopment Contract, dated July 20, 2006, by and between us and the Issuer (the “Redevelopment Contract”);
     (ii) a Guaranty Agreement, dated September 28, 2006, from us to the Issuer (the “Guaranty”);
     (iii) a Subordinate Deed of Trust, Assignment of Leases and Rents and Security Agreement Fixture Filing Statement, dated September 28, 2006, made by us in favor of Wells Fargo Bank, National Association, as trustee of the Bonds (the “Deed of Trust”); and
     (iv) a Debt Subordination Agreement, dated September 28, 2006, by and among us, Wells Fargo Bank, National Associations, as trustee of the Bonds, and Farm Credit Services of America FLCA (the “Subordination Agreement”).

          The Bonds bear interest at a fixed rate of 10% per annum on the outstanding principal. Principal of, and interest on, the Bonds are payable semi-annually, on June 1 and December 1, commencing on June 1, 2007 for interest and June 1, 2008 for principal. The Bonds mature on December 1, 2021, but are subject to early redemption on or after June 1, 2011.
          In general, principal and interest on the Bonds is payable solely from (i) proceeds of the Bonds deposited into a capitalized interest fund and (ii) incremental real estate taxes paid by us on the Facility allocable to the Issuer (the “Tax Increment Revenues”). However, under the terms of the Redevelopment Contract, we are obligated to make payments to the Issuer in lieu of real estate taxes if for any reason the Tax Increment Revenues are not sufficient to pay principal and interest on the Bonds. This obligation is represented by the Guaranty under which we have guaranteed to the holders of the Bonds full and prompt payment of principal, premium, if any, and interest on the Bonds when due, whether at maturity, upon acceleration or otherwise. Our obligations under the Redevelopment Contract and the Guaranty are secured by the pledge of the real property on which the Facility is located, along with all improvements, equipment and fixtures making up the Facility, rents and profits from the Facility and certain other assets made in favor of the trustee of the Bonds under the Deed of Trust. Under the Subordination Agreement, the trustee of the Bonds has agreed to subordinate its rights to exercise its remedies against us to the rights of Farm Credit Services of America, FLCA with respect to the $43,025,000 senior credit facility that we obtained on May 4, 2006.
          Under the terms of the Redevelopment Agreement, we are obligated to construct the Facility and operate it until at least January 1, 2022. Until that date, we may not sell, transfer or encumber the Facility without the consent of the Issuer.
          As of September 30, 2006, we had cash and cash equivalents (other than restricted cash) of approximately $4.2 million and total assets of approximately $56.5 million. We expect that the funds available to us from our equity and debt financings will be sufficient to cover all costs associated with construction of the initial 50 million gallon per year ethanol plant and the associated infrastructure, including, but not limited to, site acquisition and development, utilities, construction and equipment acquisition and to provide adequate working capital, when combined with anticipated revenues produced from the sale of ethanol and distillers grains produced at the plant, to meet our operating expenses going forward. However, there is no assurance that the funds available to us will be sufficient to cover our anticipated capital needs and operating expenses, particularly if there are unanticipated delays in the commencement of commercial production of ethanol and distillers grains from the initial phase of the ethanol plant, if the sale of ethanol and distillers grains do not produce revenues in the amounts currently anticipated or if our operating costs, including specifically the cost of corn and other inputs, are greater than anticipated. In addition, if we determine to proceed with the expansion of the ethanol plant’s productive capacity from 50 million to 100 million gallons per year, we will need to obtain additional funds of approximately $80,000,000. We would expect to finance the costs of any such expansion through a combination of additional debt and equity financing along with retained earnings from the operation of the initial 50 million gallon per year phase of the ethanol plant.
          Employment and Investment Growth Act Project Agreement. On March 15, 2006, we entered into an Employment and Investment Growth Act Project Agreement with the State of Nebraska Department of Revenue. The Agreement provides that upon our hiring at least 30 new individuals, and our involvement in a qualified business activity resulting in an investment of at least $3,000,000 in qualified property prior to September 30, 2011, the State agrees to allow the Company the use of several incentives. We may elect annually to determine taxable income for Nebraska income tax purposes by multiplying federal taxable income by the sales factor only. This calculation was first available to be used for 2005, and is available for each year thereafter for a period of fourteen years beginning in the year the required employees are hired and the applicable investment in property is made. In addition, upon meeting the required minimum levels of employments and investments required by the Employment and Investment Growth Act, we will be entitled to: (1) claim a refund once each quarter, for a period of six years, for sales and use taxes paid on purchases and leases of tangible property used or incorporated into an improvement of real estate as part of the project and placed in service after January 14, 2005; (2) tax credits equal to 5% of the amount of compensation paid during the year to employees who are Nebraska employees or who have been employed by the Company since September 30, 2004 (base-year employees) that exceeds the average compensation paid at the project multiplied by the number of base-year employees; and (3) a tax credit of 10% of the investment made in qualified property located and used at the project calculated by the total cost of property required to be capitalized, less the amount of Nebraska state and local option sales or use taxes subject to refund. The tax credits are available to us for a period of six years. If at any time we fail to meet the required levels of employment and investment during the six year period following the year the Application was submitted for the incentives, all or a portion of the incentives and any penalties applicable thereto will be recaptured or disallowed.
Application of Critical Accounting Estimates
          Management uses estimates and assumptions in preparing our financial statements in accordance with accounting principles generally accepted in the United States. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. We do not believe that any of the significant accounting policies described in the notes to the financial statements is critical at this time, however we expect to continue to review our accounting policies as we commence operation of our ethanol plant in order to determine if any of these accounting policies are critical.
Off-Balance Sheet Arrangements
          We do not have any off-balance sheet arrangements.

Item 7. FINANCIAL STATEMENTS.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Audit Committee and
Board of Directors
Siouxland Ethanol, LLC
Jackson, Nebraska
We have audited the accompanying balance sheet of Siouxland Ethanol, LLC (a development stage company), as of September 30, 2006 and 2005, and the related statements of operations, changes in members’ equity, and cash flows for the fiscal years ended September 30, 2006 and 2005 and for the period from inception (August 12, 2004) to September 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Siouxland Ethanol, LLC, (a development stage company) as of September 30, 2006 and 2005, and the results of its operations and its cash flows for the fiscal years ended September 30, 2006 and 2005 and for the period from inception (August 12, 2004) to September 30, 2006, in conformity with U.S. generally accepted accounting principles.
/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
Certified Public Accountants
Minneapolis, Minnesota
December 26, 2006

SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Balance Sheet

	September 30,	September 30,
	2006	2005
ASSETS

Current Assets
Cash and equivalents	$4,160,253	$213,598
Restricted cash	246,550	—
Other receivables	5,437	—
Prepaid and other	39,168	28,920

Total current assets	4,451,408	242,518

Property and Equipment
Land	752,302	—
Office equipment	28,294	11,042
Construction in progress	50,186,153	—

	50,966,749	11,042
Less accumulated depreciation	(2,865)	(626)

Net property and equipment	50,963,884	10,416

Other Assets
Restricted cash	591,198	—
Deferred loan costs and other	517,628	—
Deferred offering costs	—	387,133
Land options and other	—	7,000

	1,108,826	394,133

Total Assets	$56,524,118	$647,067

LIABILITIES AND EQUITY

Current Liabilities
Accounts payable	$142,833	$129,709
Accrued expenses	9,081	2,451
Construction payable	11,064,425	—

Total current liabilities	11,216,339	132,160

Long-Term Debt	9,030,000	—

Commitments and Contingencies

Members’ Equity
Member contributions, net of cost of raising capital, 3,789 and 195 units outstanding at September 30, 2006 and 2005, respectively	36,491,418	975,000
Deficit accumulated during development stage	(213,639)	(460,093)

Total members’ equity	36,277,779	514,907

Total Liabilities and Members’ Equity	$56,524,118	$647,067

Notes to Financial Statements are an integral part of this Statement.

SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Statement of Operations

	Year Ended	Year Ended	From Inception
	September 30,	September 30,	(August 12, 2004) to
	2006	2005	September 30, 2006
Revenues	$—	$—	$—

Operating Expenses
Professional fees	362,675	338,053	733,358
General and administrative	277,447	91,242	368,976

Total operating expenses	640,122	429,295	1,102,334

Operating Loss	(640,122)	(429,295)	(1,102,334)

Other Income (Expense)
Interest income	888,636	—	888,636
Other income	1,463	2,119	3,582
Interest expense	(3,523)	—	(3,523)

Total other income, net	886,576	2,119	888,695

Net Income (Loss)	$246,454	$(427,176)	$(213,639)

Weighted Average Units Outstanding	3,449	175	1,698

Net Income (Loss) Per Unit	$71.46	$(2,441.01)	$(125.82)

Notes to Financial Statements are an integral part of this Statement.

SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Period from August 12, 2004 (Date of Inception) to September 30, 2006
Statement of Changes in Members’ Equity

Balance — August 12, 2004	$—

Capital contributions - 10 units, $5,000 per unit, August 2004	50,000

Net loss for the year ended September 30, 2004	(32,917)

Balance — September 30, 2004	17,083

Capital contributions - 185 units, $5,000 per unit, November 2004	925,000

Net loss for the year ended September 30, 2005	(427,176)

Balance — September 30, 2005	514,907

Capital contributions - 3,588 units, $10,000 per unit, November 2005	35,880,000

Cost of raising capital	(423,582)

Equity units exchanged for services, 6 units, $10,000 per unit, September 2006	60,000

Net income for the year ended September 30, 2006	246,454

Balance — September 30, 2006	$36,277,779

Notes to the Financial Statements are an integral part of this Statement.

SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Statement of Cash Flows

	Year Ended	Year Ended	From Inception
	September 30,	September 30,	(August 12, 2004) to
	2006	2005	September 30, 2006
Cash Flows from Operating Activities
Net income (loss)	$246,454	$(427,176)	$(213,639)
Adjustments to reconcile net income (loss) to net cash from operations:
Depreciation and amortization	2,239	626	2,865
Equity units exhanged for services	60,000	—	60,000
Change in assets and liabilities
Restricted cash	(837,748)	—	(837,748)
Other receivable	(5,437)	—	(5,437)
Prepaid and other	(7,748)	(28,920)	(36,668)
Accounts payable	18,527	92,926	142,833
Accrued expenses	6,630	2,451	9,081

Net cash provided used in operating activities	(517,083)	(360,093)	(878,713)

Cash Flows from Investing Activities
Payment for land options and other	—	(7,000)	(7,000)
Capital expenditures	(39,886,782)	(11,042)	(39,897,824)

Net cash used in investing activities	(39,886,782)	(18,042)	(39,904,824)

Cash Flows from Financing Activities
Proceeds from bridge financing loan	760,000	—	760,000
Payments on bridge financing loan	(760,000)	—	(760,000)
Proceeds from long-term debt	5,000,000	—	5,000,000
Payments for financing costs and other	(362,486)	—	(362,486)
Proceeds from TIF financing	3,874,858	—	3,874,858
Member contributions	35,880,000	925,000	36,855,000
Payments for deferred offering costs	(41,852)	(380,480)	(423,582)

Net cash provided by financing activities	44,350,520	544,520	44,943,790

Net Increase in Cash and Equivalents	3,946,655	166,385	4,160,253

Cash and Equivalents – Beginning of Period	213,598	47,213	—

Cash and Equivalents – End of Period	$4,160,253	$213,598	$4,160,253

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$3,523	$—	$3,523

Supplemental Disclosure of Noncash Investing and Financing Activities
Land options exercised for land purchased	$4,500	$—	$4,500

Construction in progress in construction payable	$11,064,425	$—	$11,064,425

Debt loan costs financed with TIF financing	$155,142	$—	$155,142

Deferred offering costs offset against member contributions	$423,582	$—	$423,582

Deferred offering costs included in accounts payable	$—	$5,403	$—

Equity units exchanged for services	$60,000		$60,000

Notes to Financial Statements are an integral part of this Statement.

SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Notes to Financial Statements
September 30, 2006 and 2005
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
Siouxland Ethanol, LLC, (a Nebraska Limited Liability Company) was organized to pool investors to build a 50 million gallon annual production ethanol plant in Dakota County, Nebraska. In January 2006, the Company announced its plans to double the size of the plant which is under construction from a 50 million gallon ethanol plant to a 100 million gallon ethanol plant after the initial plant construction is complete. The Company is still considering financing options for the expansion. As of September 30, 2006, the Company is in the development stage with its efforts being principally devoted to organizational activities and construction of the 50 million gallon plant. The Company anticipates completion of the plant in the spring of 2007.
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
Cash and Equivalents
The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash and equivalents.
The Company maintains its accounts primarily at three financial institutions. At times throughout the year, the Company’s cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation.
Restricted Cash
The Company maintains cash accounts set aside for capital interest and debt service requirements as part of the tax increment revenue financing. At September 30, 2006, the total of these accounts was approximately $838,000. There were no restricted cash amounts at September 30, 2005.
Property and Equipment
Property and equipment is stated at the lower of cost or estimated fair value. Depreciation and amortization are provided over estimated useful lives by use of the straight-line method. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.
Deferred Loan Costs
Costs associated with the issuance of loans are recorded as deferred loan costs. Loan costs will be amortized over the life of the loan using the effective interest method. There were no amortization expenses related to deferred loan costs in fiscal 2006 or 2005.

SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Notes to Financial Statements
September 30, 2006 and 2005
Deferred Offering Costs
The Company deferred the costs incurred to raise equity financing until that financing occurred. In November 2005, the issuance of new equity occurred and costs of approximately $424,000 were netted against the proceeds received.
Grants
The Company recognizes grant income as other income for reimbursement of expenses incurred upon complying with the conditions of the grant. For reimbursements of capital expenditures, the grants are recognized as a reduction of the basis of the asset upon complying with the conditions of the grant.
Income Taxes
Siouxland Ethanol, LLC is treated as a partnership for federal and state income tax purposes, and generally does not incur income taxes. Instead its earnings and losses are included in the income tax returns of the members. Therefore, no provision or liability for federal and state income taxes has been included in these financial statements.
Fair Value of Financial Instruments
The carrying value of cash and equivalents, receivables and payables approximates their fair value.
It is not currently practicable to estimate the fair value of the debt financing. Because these agreements contain certain unique terms, covenants, and restrictions, as discussed in Note 6, there are no readily determinable similar instruments on which to base an estimate of fair value.
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
The Company raised additional equity through a Form SB-2 Registration Statement with the Securities and Exchange Commission. The equity offering was closed effective November 3, 2005 along with the termination of the escrow agreement and issuance of the 3,588 membership units totaling $35,880,000. The Company offset proceeds from the equity offering with offering costs of $423,582.
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

SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Notes to Financial Statements
September 30, 2006 and 2005
4. CONSTRUCTION IN PROGRESS
Amounts included in construction in progress as of September 30, 2006 are as follows:

Construction costs	$50,052,656
Capitalized interest	20,070
Insurance and other costs	113,427

$50,186,153

The Company capitalizes construction costs and construction period interest until the assets are placed in service. The construction payable of approximately $11,064,000 includes approximately $2,923,000 of retainage.
5. INCOME TAXES
The differences between financial statement basis and tax basis of assets are as follows:

	September 30,	September 30,
	2006	2005
Financial statement basis of total assets	$56,524,118	$647,067

Organizational costs expensed for financial reporting purposes	1,091,930	456,456

Taxable income tax basis of total assets	$57,616,048	$1,103,523

There were no differences between the financial statement basis and tax basis of the Company’s liabilities.

SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Notes to Financial Statements
September 30, 2006 and 2005
6. LONG-TERM DEBT
Long-term debt consists of the following at September 30:

	2006	2005
Term note payable to lending institution, see terms below	$5,000,000	$—

Tax increment financing, see terms below	4,030,000	—

Total long-term debt	$9,030,000	$—

Term Note
The Company obtained debt financing for the construction of the ethanol plant from a lending institution in the form of a revolving promissory note, as described below, and a term note. The term note provides for borrowings up to $32,268,750. The Company is required to make interest payments for both loans during the construction phase at the three-month LIBOR plus 3%, which totaled 8.37% at September 30, 2006. The Company is required to make 30 quarterly principal installments of $1,075,625 plus accrued interest beginning six months following substantial completion, but no later than December 1, 2007, payable in full in June 2015. In addition to the scheduled payments, the Company will be required to make additional principal payments equal to 65% of the Company’s excess cash flow not to exceed $2,000,000 per fiscal year and an aggregate total of $6,000,000. As part of the financing agreement, the premium above LIBOR may be reduced to 2.85% for any year after 2006 based on a financial ratio.
The financing agreement requires an annual servicing fee of $25,000. The Company is initially permitted to make distributions up to 40% of net income. For fiscal 2008 and thereafter, the Company may make distributions which exceed 40% of net income as long as the Company has made the required excess cash flow payments and maintained the required financial covenants. The financing agreement contains certain prepayment fees in the first three years of the scheduled payments.
Revolving Promissory Note
The Company has a revolving promissory note of up to $10,756,250 as part of the construction loan described above with its lending institution. The Company is required to pay interest on the principal advances monthly at the three-month LIBOR rate plus 3%. Beginning in September 2015 or three months after the repayment of the term note described above, the Company is required to make 10 quarterly installments of $1,075,625 plus accrued interest until December 1, 2017. The Company did not have an outstanding balance on the revolving promissory note at September 30, 2006 or 2005. The Company pays a commitment fee of .5% on the unused portion of the revolving promissory note. The revolving promissory note as well as the term note described above are subject to a common credit agreement with various financial and non-financial covenants that limit distributions, require minimum debt service coverage, net worth and working capital requirements, and secured by all business assets.
Revolving Term Note
In October 2006, the debt financing agreement with the lending institution was amended to add a revolving term note for up to $3,500,000, subject to borrowing base limitations, until November 2007. Interest accrues at the three-month LIBOR plus 3% and is payable monthly beginning in December 2006. The Company will be obligated to pay the lender an unused commitment fee equal to .35% on the unused portion. The Company has issued a standby letter of credit totaling $381,000 related to rail car leases described in Note 9, which reduces the amounts available

SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Notes to Financial Statements
September 30, 2006 and 2005
on the revolving term note. The revolving term note is secured with a common credit agreement along with the revolving promissory note and the term note described above.
Tax Increment Financing (TIF)
In July 2006 the Community Redevelopment Authority of the Village of Jackson, Nebraska (“Authority”) approved the issuance of Tax Increment Revenue Bonds, Taxable Series 2006A (Siouxland Ethanol, LLC Project) in the total amount of $4,030,000 on behalf of Siouxland Ethanol, LLC (“the Company”). The Bond issuance is for the purpose of providing financing for a portion of the costs of construction of the Company’s ethanol plant (the “Project”). These bonds were issued in one series in September 2006 and bear an interest rate of 10%. The bonds are secured by a subordinate deed of trust in which the Company’s land and facilities have been pledged as collateral, in subordination to the Company’s senior debt holder. The Company has also guaranteed the bonds. As such, the bond liability and related accounts have been recorded on the Company’s balance sheet.
In connection with the issuance of the bonds, the Authority and the Company entered into a Redevelopment Contract (“Contract”). Under the terms of the Contract, the bond proceeds are to be used for Project costs, for the establishment of special funds held by the bond trustee for interest and principal payments and reserves (the “Capitalized Interest Fund” and the “Debt Service Reserve Fund”), and for debt issuance costs. The approximate amounts of the uses of the bond proceeds are as follows: available for Project costs $2,981,000; Capitalized Interest Fund $435,000; Debt Service Reserve Fund $403,000; and debt issuance costs $211,000.
Under the Contract, the Company agreed that it intends to create taxable real property in the Project of at least $25 million no later than January 1, 2007. Additionally, the Company agrees to complete the Project and then operate it not less than 15 years from January 1, 2007. The Company may not convey, assign, or transfer the Project prior to the expiration of the 15 year period without the prior written consent of the Authority. If the Company were to default on the Contract, including not completing the Project on or before July 1, 2007 under circumstances construed to be within the Company’s control, liquidated damages plus interest could be charged against the Company.
The Company will be assessed taxes on the value of the Project (“Tax Increment Revenues”) which will be paid by the Company to a special debt service fund and then used to pay the payments required on the bonds. The Company has guaranteed that if such assessed Tax Increment Revenues are not sufficient for the required bond payments, the Company will provide such funds as are needed to fund the shortfall.
The bonds mature in semi-annual increments commencing June 1, 2008. The semi-annual increments commence at $5,000 and increase to $615,000, with a final maturity of December 31, 2021. Interest on the bonds is payable semi-annually on June 1 and December 1, commencing on June 1, 2007. The Company has the option to redeem or purchase the bonds in whole or in part on or after June 1, 2011. The Bonds are also subject to special semi-annual redemption provisions commencing June 1, 2008.
In connection with the bond issuance, the Authority also authorized a Series 2006B Note to the Company under which additional funding to the Company is contingently committed. Under the terms of the agreement the Authority may provide additional funding to the Company up to $2,000,000 to reimburse the Company for Project costs the Company has paid. However, any such funding to the Company would only be paid if there were Tax Increment Revenues remaining once the bonds have been fully paid. This funding commitment bears no interest and no amounts have been recorded in the accompanying financial statements due to the contingent nature of the agreement.

SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Notes to Financial Statements
September 30, 2006 and 2005
Bridge Financing
In October 2005, the Company obtained a bridge financing loan to purchase land under option for approximately $760,000. The loan incurred interest at the 7.05% and was due on December 1, 2005. In November 2005, the Company repaid the loan with proceeds from the equity offering.
The estimated maturities of long-term debt at September 30, 2006 are as follows:

2007	$—
2008	4,307,500
2009	772,500
2010	155,000
2011	170,000
After 2011	3,625,000

Total long-term debt	$9,030,000

7. COMMITMENTS AND CONTINGENCIES
Land Contracts
In October 2005, the Company exercised options on the primary site for the ethanol plant and purchased some additional land for a total of approximately 77 acres at a total cost of approximately $752,000. The remaining option on the alternative site was not exercised and expired in December 2005.
Construction Contracts
The total cost of the project, including the construction of the ethanol plant and start-up expenses is expected to approximate $80,500,000. In January 2006, the Company signed a lump-sum design-build agreement with a general contractor, a related party, for a fixed contract price of $56,619,000. As part of the contract, the Company paid a mobilization fee, subject to retainage. Monthly applications are submitted for work performed with final payment due upon final completion. The design-build agreement includes a provision whereby the general contractor receives an early completion bonus for each day the construction is complete prior to 485 days. The contract may be terminated by the Company upon a ten day written notice subject to payment for work completed, termination fees, and any applicable costs and retainage. An employee of the general contractor is an investor and director of the Company. An affiliate of the general contractor is an investor in the Company. As of September 30, 2006, the Company has incurred approximately $41,159,000 for these services with approximately $10,038,000 included in construction payable including retainage amounts.
In October 2005, the Company entered into an agreement with an unrelated party for Phase I grading and drainage at the plant site for approximately $1,500,000 including change orders. Work began on the contract in October 2005 and was completed in March 2006.
In January 2006, the Company entered into an agreement with an unrelated party for foundation and site preparation for approximately $1,353,000 including change orders. Work related to this agreement was completed in March 2006.
In February 2006, the Company entered into an agreement with an unrelated party to provide pre-cast concrete bridge construction for approximately $1,043,000. The agreement is terminable by the Company upon a twenty-one day written notice subject to payment for work completed. Work has begun on the bridge construction and is

SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Notes to Financial Statements
September 30, 2006 and 2005
expected to be completed in December 2006. As of September 30, 2006, the Company has incurred approximately $599,000 for these services.
In April 2006, the Company entered into an agreement with an unrelated party for foundation and site preparation for the grain handling and storage system for approximately $819,000. Work related to this agreement was completed August 2006.
In May 2006, the Company entered into an agreement with an unrelated party for construction of the office building for approximately $275,000. Work related to this agreement was completed in November 2006.
In June 2006, the Company entered into an agreement with an unrelated party for site primary electrical distribution system services for approximately $527,000. The agreement is terminable by either party subject to specific guidelines and payment for work completed. Work related to this agreement was completed in November 2006. As of September 30, 2006, the Company has incurred approximately $240,000 for these services.
In June 2006, the Company entered into an agreement with an unrelated party for the rail spur track construction for approximately $679,000. Work has begun on this contract and is expected to be completed in January 2007.
In September 2006, the Company entered into an agreement with an unrelated party for the site underground utility package for approximately $810,000. The agreement is terminable by either party subject to specific guidelines and payment for work completed. Work has begun on the underground utility package and is expected to be completed in December 2006. In November 2006, the Company signed a change order for approximately $423,000, resulting in a total cost of approximately, $1,233,000. As of September 30, 2006, the Company has incurred approximately $500,000 for these services.
Consulting Contracts
In January 2005, the Company entered into a consulting agreement with two related parties to provide services relating to contract negotiation, marketing, and the securing of debt financing. The Company paid these consultants cash bonuses of $40,000 in November 2005 and issued six units in September 2006. These consultants are investors of the Company. One is a current director of the Company and the other is a former director.
In October 2005, the Company entered into an agreement with an unrelated party to locate a suitable production water supply for the plant which includes test drilling. The estimated costs for these services are approximately $319,000. Work was completed in November 2006.
In September 2006, the Company entered into an agreement with an unrelated party to establish a risk management plan with respect to the Company’s grain origination, energy and transportation, procurement and output sales. The Company will pay a monthly fee of $0.001 per gallon of ethanol produced estimated to be approximately $4,200 per month. The initial term of the agreement is for one year from the date the Company begins ethanol production and will automatically renew for an additional term unless notice is given four months prior to the end of the initial term.
Marketing Agreements
In February 2006, the Company entered into a marketing agreement with an unrelated party to purchase all of the distillers dried grains with solubles (DDGS) the Company is expected to produce. The buyer agrees to pay the Company a percentage of the selling price, subject to a minimum amount per ton. The agreement commences when the Company begins producing DDGS and continues for one year initially and is terminable thereafter by either party with four months notice.
In March 2006, the Company entered into a marketing agreement with an unrelated party for the sale of ethanol the Company is expected to produce. The Company agrees to pay the buyer a percentage of the sales price for certain

SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Notes to Financial Statements
September 30, 2006 and 2005
marketing, storage, and transportation costs. The initial term is for two years beginning in the month when ethanol production begins with renewal options thereafter in one year increments.
Utility Contracts
In March 2006, the Company entered into an agreement with an unrelated party to provide all natural gas required by the Company for the period from February 2007 or the date the facilities are installed and for ten years thereafter. The agreement requires minimum charges over the ten year period of approximately $50,000 per month beginning at the start of production. The Company also is required to make a construction security payment and demand payment totaling approximately $1,182,000 related to the pipeline construction which may be partially refundable based on the Company’s credit history.
In September 2006, the Company entered into an agreement with an unrelated party for the acquisition and installation of water treatment equipment. The agreement also provides for chemicals and ongoing support and services for the water treatment equipment for an initial term of three years from the date the plant becomes operational and is renewable for additional one year terms. The Company will pay approximately $1,700,000 for the equipment and then $9,400 per month beginning in April 2007 for the necessary chemicals and support services based on name plate production.
Landfill Gas Contract
In July 2006, the Company entered into an agreement with a related party to purchase all of the extracted landfill gas for use as fuel in one or more burners at the plant. The Company agrees to purchase all gas extracted from the landfill at a specified price per MMBtu as set forth in the contract. In addition, the Company will be reimbursed up to $400,000 for the design, installation and maintenance of specific equipment and systems required to be paid by the end of the fifth year from the commencement date. The initial term is for fifteen years beginning when operations commence. Either party may terminate the agreement subject to specific guidelines in the agreement. The owner of the landfill is an investor of the Company.
Grant
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
8. RELATED PARTY TRANSACTIONS
The Company has incurred costs from related party transactions as further described in Note 7. As of September 30, 2006, the Company has incurred approximately $41,159,000 in costs related to the design-build agreement of which approximately $10,038,000 is included in construction payable. During fiscal 2006, the Company paid two consultants $40,000 and issued six units as part of the services performed. The Company has not incurred costs related to the landfill gas agreement as of September 30, 2006.
9. SUBSEQUENT EVENTS
Rail Service and Construction Agreement
In November 2006, the Company entered into a rail service and construction agreement with an unrelated party to provide rail service to the ethanol plant. The Company will be responsible for the construction of a sidetrack from

SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Notes to Financial Statements
September 30, 2006 and 2005
the mainline to the entrance of the plant and the tracks inside the plant. The Company will be reimbursed approximately $537,000 for the cost of constructing the sidetrack of which $150,000 is due upon 50% completion of the plant. The remainder will be due when operations begin. The Company guarantees it will ship a minimum of 1,500 rail cars in each of the first five years after completion of the ethanol plant. In the event the minimum is not met in any of the years, the Company will pay $75 for each car short of the minimum. In addition, the Company will lease, at no additional cost, the sidetrack for their non-exclusive use. Either party may terminate the agreement following the five year term with thirty days notice.
Rail Car Lease Agreement
In December 2006, the Company entered into a five-year lease agreement for fifteen covered hopper cars and a ten-year lease agreement for thirty-five covered hopper cars with an unrelated party. The Company will pay approximately $1,286 per car per month for the first five years and then approximately $618 per car per month for the remaining five years of the lease agreement starting when the rail cars are delivered. The base monthly rents under the lease agreements are subject to a one-time adjustment as of the delivery of the first cars based on interest rate changes and raw material cost increases. In addition, a surcharge of $0.03 per mile will be assessed for each mile in excess of 36,000 miles per year a car travels. The Company provided a standby letter of credit for approximately $381,000 as described in Note 6.
Expansion Design Build Letter of Intent
In December 2006, the Company signed a letter of intent with the current general contractor as discussed in Note 7 to design and build a 50 million gallon expansion of the ethanol plant at a total contract price of approximately $56,875,000. This letter of intent does not include all costs of the expansion. The contract price is subject to price increases based on factors including increases in construction costs and the timing until notice to proceed is given. The letter of intent shall terminate on December 31, 2007 unless the basic size and design of the expansion have been agreed upon and minimum funding is met. As part of the letter of intent, the Company paid a $500,000 non-refundable commitment fee in December 2006, which was recorded in construction in progress. It is reasonably possible that the expansion may not proceed, at which point this payment will be expensed.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.
Item 8A. CONTROLS AND PROCEDURES.
     Our management, including Tom Lynch, our President and Chairman (principal executive officer), and John Kingsbury, our Treasurer (principal financial officer), have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based upon their review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.
     Our management, consisting of our President and Chief Executive Officer and our Treasurer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
Item 8B. OTHER INFORMATION.
     None.
PART III

Item 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE AC.
Directors and Executive Officers
     The following persons serve as our executive officers and directors:
     Tom Lynch, Chairman, President and Director. Mr. Lynch, age 66, has served on our board of directors since the company’s inception. Mr. Lynch retired from the Burlington Northern Santa Fe Rail Road in July of 1995 where he held the position of General Superintendent of Operations. For the past five years and continuing through the present, he manages Lynch Properties, Inc., a family owned farm and recreational property in Dakota County, Nebraska. Mr. Lynch will serve as a director until the first member meeting following substantial completion of our plant, and until a successor is elected and qualified, or until his earlier death, resignation, removal or disqualification. He will serve as Chairman and President until his resignation or removal from office by the board.
     Pam Miller, Vice Chairperson, Vice President and Director. Ms. Miller, age 47, has served on our board of directors since the company’s inception. Ms. Miller has been employed by Northeast Community College since January of 2005 as the South Sioux City Education Center Coordinator. In addition, since January of 2003, she has also been employed on a part-time basis as the Dakota County Commissioner. Ms. Miller also owns a construction company with her husband in Homer, Nebraska. Beginning in August of 1996 through December of 2004, she was an adjunct facility member at Morningside College. Ms. Miller was also an adjunct faculty member at Western Iowa Tech Community College from June of 1997 until May of 2004. Ms. Miller serves on several boards in the region, including the Nebraska Loess Hills RC&D, Dakota County Interagency Team (DCIT), South Sioux City Chamber of Commerce Legislative Committee, Siouxland Interstate Metropolitan Planning Council (SIMPCO), and Siouxland Regional Economic Development Committee. Ms. Miller will serve as a director until the first member meeting following substantial completion of our plant, and until a successor is elected and qualified, or until her earlier death, resignation, removal or disqualification. She will serve as Vice Chairman and Vice President until her resignation or removal from office by the board.

     John Kingsbury, Director and Treasurer. Mr. Kingsbury, age 59, has served on our board of directors since the company’s inception. Mr. Kingsbury is the President and CEO of the Bank of Dixon County since 1997. The Bank of Dixon County has several locations throughout northeast Nebraska, including a branch in Jackson. Mr. Kingsbury also is the principal owner of BDC Insurance since 1974. Mr. Kingsbury also serves on the Nebraska Department of Roads Highway Commission. He is a member of the Nebraska Chamber of Commerce and Industry. Mr. Kingsbury will serve as a director until the first member meeting following substantial completion of our plant, and until a successor is elected and qualified, or until his earlier death, resignation, removal or disqualification. He will serve as Treasurer until his resignation or removal from office by the board.
     Doug Garwood, Secretary and Director. Mr. Garwood, age 63, has served on our board of directors since the company’s inception. Since January of 1999, Mr. Garwood has been the co-owner and operator of Garwood Enterprises, which consists of a 2,400 acre farming operation and trucking company. Mr. Garwood currently serves on the Dakota County Economic Development Committee, South Sioux Chamber of Commerce, and the Nebraska Boys and Girls Home Board of Directors. Mr. Garwood will serve as a director until the first member meeting following substantial completion of our plant, and until a successor is elected and qualified, or until his earlier death, resignation, removal or disqualification. He will serve as Secretary until his resignation or removal from office by the board.
     Ronald Wetherell, Director. Mr. Wetherell, age 61, has served on our board of directors since the company’s inception. Mr. Wetherell is the current chairman of the board of directors of Little Sioux Corn Processors, LLC in Marcus, Iowa. Little Sioux Corn Processors, LLC is a public company and files reports with the Securities and Exchange Commission. He is also the owner and operator of Wetherell Manufacturing Company in Cleghorn, Iowa and has been for 40 years. Mr. Wetherell is currently the chairman of the Cherokee County Board of Supervisors. He also owns numerous farming operations throughout northwest Iowa. Mr. Wetherell will serve as a director until the first member meeting following substantial completion of our plant, and until a successor is elected and qualified, or until his earlier death, resignation, removal or disqualification.
     Darrell Downs, Director. Mr. Downs, age 68, has served on our board of directors since the company’s inception. Prior to his retirement in 1994, Mr. Downs was employed by Moorman Manufacturing Company for 38 years. He has also been the mayor of Marcus, Iowa for the past 6 years and he has served as a consultant for Cherokee County Economic Development in Cherokee County, Iowa since 2003. Mr. Downs is on the board of directors of Little Sioux Corn Processors, LLC in Marcus, Iowa. Little Sioux Corn Processors, LLC is a public company and files reports with the Securities and Exchange Commission. Mr. Downs also rents out farmland throughout northwest Iowa and has been doing this for 20 years. Mr. Downs will serve as a director until the first member meeting following substantial completion of our plant, and until a successor is elected and qualified, or until his earlier death, resignation, removal or disqualification.
     Shennen Saltzman, Director. Mr. Saltzman, age 39, has served on our board of directors since the company’s inception. Since August of 1997, Mr. Saltzman has been the owner of SEP, LLC, which owns and operates 12 Burger King restaurants with locations in Sioux City, Iowa; Yuma, Arizona; and Imperial Valley, California. He has also been a farmer/rancher who owns farmland in Dakota County since 2001. Beginning in December 1989 until he purchased SEP, LLC in August of 1997, Mr. Saltzman was an executive vice president at Pioneer Bank in Sioux City, Iowa. He serves on the Pioneer Bank Board of Directors, Briar Cliff University Board of Trustees, the Siouxland Initiative, and the Dakota County Economic Development Committee. Mr. Saltzman will serve as a director until the first member meeting following substantial completion of our plant, and until a successor is elected and qualified, or until his earlier death, resignation, removal or disqualification.
     Donald ‘Skip’ Meisner, Director. Mr. Meisner, age 70, has served on our board of directors since the company’s inception. Since March of 2001, Mr. Meisner has operated Meisner Management Services, LLC, which provides management of public works projects for local units of government. Examples of activities of Meisner Management Services, LLC include working to coordinate and manage flood control projects, bridges and housing developments and facilitating strategic planning for governments and their agencies. For the five years prior to March of 2001, Mr. Meisner served as Executive Director of the Siouxland Interstate Metropolitan Planning Council (SIMPCO). He currently serves on the board of the Siouxland Community Foundation and the Tri-State Graduate Study Center. Meisner owns ground in Knox County, Nebraska. Mr. Meisner will serve as a director until the first member meeting following substantial completion of our plant, and until a successor is elected and qualified, or until his earlier death, resignation, removal or disqualification.
     Matt Sederstrom, Director. Mr. Sederstrom, age 33, has served on our board of directors since the company’s inception. Mr. Sederstrom is employed by Fagen, Inc. as a project developer for fuel ethanol facilities and has been since June of 2001. Prior to his employment with Fagen, Inc., he was employed by Schott Corporation beginning in 1999 as a marketing representative. Mr. Sederstrom will serve as a director until the first member meeting following substantial completion of our plant, and until a successor is elected and qualified, or until his earlier death, resignation, removal or disqualification.
     Craig Ebberson, Director. Mr. Ebberson, age 52, has served on our board of directors since the company’s inception. Mr. Ebberson operates a 10,000 acre farm in northeast Nebraska which consists of corn, soybeans and alfalfa since 1970. He also owned and operated a 6,000 head commercial cattle feed yard since 1970. Mr. Ebberson also owns Kerloo Creek Ranch, Inc., a family owned ranch and Wynot River Farms, LLC. He is a member of the Nebraska Cattlemen’s Association, Nebraska Corn Association and Nebraska Soybean Association. Mr. Ebberson will serve as a director until the first member meeting following substantial completion of our plant, and until a successor is elected and qualified, or until his earlier death, resignation, removal or disqualification.
     David Bailey Aalfs. Mr. Aalfs, age 68, has served on our board of directors since October 27, 2005. Mr. Aalfs is retired. From 1977 to 2006, Mr. Aalfs served as the CEO of Sabre Communications Corporation, a leading manufacturer of communication towers. Mr. Aalfs will serve as a director until the first member meeting following substantial completion of our plant, and until a successor is elected and qualified, or until his earlier death, resignation, removal or disqualification.
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
Item 10. EXECUTIVE COMPENSATION.
     During the fiscal year ended September 30, 2006, we did not compensate any of our executive officers or directors for services provided to the company as such. Darrell Downs, a director, and Bill Riechers, a former director, served as our consultants in connection with, among other things, securing our debt and equity financing for the initial phase of our ethanol plant, and received compensation as such under a written consulting agreement. Mr. Riechers received a one-time cash payment of $25,000 upon execution of the consulting agreement and a weekly payment of $300 per day up to and not exceeding $1,500 per week. In addition, upon obtaining debt financing for the project, Mr. Riechers received a one-time cash bonus of $35,000 and four units in Siouxland Ethanol. Mr. Downs received a one-time cash payment of $5,000 upon execution of the consulting agreement and a weekly payment of $150 per day up to and not exceeding $750 per week. In addition, upon obtaining debt financing for the project, Mr. Downs received a one-time cash bonus of $5,000 and two units in Siouxland Ethanol.
     We reimburse our officers and directors for expenses incurred relating to services rendered on our behalf. Other than the consulting agreement we have with Bill Riechers and Darrell Downs, we do not have any employment or compensation agreements with any officer or director.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The following table sets forth the beneficial ownership of the company’s membership units by each director and executive officer of the company, by all executive officers and directors of the company as a group and by each other person believed by the company to beneficially own more than 5% of the outstanding membership units of the company. Unless otherwise noted, all persons listed in the following table have sole voting and investment power over the membership units they beneficially own and own such membership units directly.

Amount and
Nature of
	Beneficial	Percent of
Name and Address of Beneficial Owner	Ownership	Class
Tom Lynch, Chairman, President and Director 1221 Monona Blvd. Jackson, NE 68743	14 units	*
Pam Miller, Vice Chairman, Vice President and Director 414 Howard St. Homer, NE 68030	6 units	*
John Kingsbury, Treasurer and Director P.O. Box 570, Ponca, NE 68770	12 units	*
Doug Garwood, Secretary and Director 520 Timberline Dr., South Sioux City, NE 68776	21 units	*
Ronald Wetherell, Director P.O. Box 188, Cleghorn, IA 51015	15 units	*
Darrell Downs, Director P.O. Box 103, Marcus, IA 51035	6 units	*
Shennen Saltzman, Director 729 E. 7th St., Suite 2, South Sioux City, NE 68776	65 units	1.72%
Donald “Skip” Meisner, Director 3116 Everett St., Sioux City, IA 51106	9 units	*
Matt Sederstrom, Director 1005 Boxelder Ave., Marshall, MN 56258	6 units	*
Craig Ebberson, Director 56521 870th Rd., Belden, NE 68716	37 units	*
David Bailey Aalfs, Director(1) 920 Quail Hollow Circle, Dakota Dunes, SD 57047	300 units	7.93%
All Directors and Executive Officers as a group (11 persons)	491 units	13.03%

*	Represents less than 1% of the outstanding membership units

1.	Mr. Aalfs jointly owns all 300 Units with his wife Kathleen M. Aalfs

Equity Compensation Plans
     The following equity compensation plan information summarizes plans and securities approved and not approved by security holders as of September 30, 2006:

Number of securities
remaining available for
	Number of Securities to		future issuance under
	be issued upon the	Weighted-average	equity compensation
	exercise of outstanding	exercise price of	plans (excluding
	options, warrants and	outstanding options,	securities reflected in
Plan Category	rights	warrants and rights	column (a))
Equity compensation plans approved by security holders		n/a	—
Equity compensation plans not approved by security holders[1]	6	n/a	0

1. Consists of units issued to Messrs. Downs and Riechers under terms of consulting agreements described under Item 10 “EXECUTIVE COMPENSATION”, above.
Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
Transactions with Fagen, Inc.
     On January 9, 2006, we entered into a design-build agreement with Fagen, Inc. (“Fagen”) for the construction of the initial 50 million gallon per year dry grind ethanol production facility. Matt Sederstrom, an employee of Fagen, is a member and director of Siouxland Ethanol. Under the terms of the design-build agreement, we will pay Fagen $56,619,000, subject to any mutually agreed-upon adjustments and subject to a credit for any amounts previously paid to Fagen Engineering, LLC for engineering performed pursuant to a Phase I and Phase II Engineering Services Agreement for the plant.
     In January 2006, we announced our intent to double the production capacity of our plant from an annual ethanol production capacity of 50 million gallons to 100 million gallons as quickly as that may be feasible. On December 11, 2006, we entered into a binding letter of intent with Fagen under which Fagen will provide us with certain services necessary for us to develop a detailed description of a 50 million gallon per year expansion to our ethanol production facility which is currently under construction in Jackson, Nebraska and to establish a price for which Fagen would provide design, engineering, procurement of equipment and construction services for such an expansion. The purpose of the description is to develop pro forma cost data to determine if the expansion can be financed. Under the letter of intent, Fagen has an exclusive right to provide design, engineering, procurement of equipment and construction services for the proposed expansion. If we determine that the expansion of the plant is economically feasible, we will enter into a Lump Sum Design-Build contract with Fagen for the design, engineering, procurement of equipment and construction services for the expansion. Certain of the terms of such a Design-Build contract are described in the letter of intent. The letter of intent has a term ending December 31, 2007 unless the basic size and design of the expansion has been determined and we have raised at least 10% of the necessary equity to finance the project. The term may be extended by mutual agreement of the parties.
     We have not paid and we do not intend to pay any compensation to Matt Sederstrom in connection with any transaction between us and Fagen. We believe that the terms of our transactions with Fagen are on terms and conditions that are comparable to those that we could have obtained from an unaffiliated third party.

Transactions with Directors
     During the fiscal year ended September 30, 2006, we did not compensate any of our executive officers or directors for services provided to us as such. Darrell Downs, a director, and Bill Riechers, a former director, served as our consultants in connection with, among other things, securing debt and equity financing for the initial phase of our ethanol plant, and received compensation as such under a written consulting agreement. Mr. Riechers received a one-time cash payment of $25,000 upon execution of the consulting agreement and a weekly payment of $300 per day up to and not exceeding $1,500 per week. In addition, upon obtaining debt financing for the project, Mr. Riechers received a one-time cash bonus of $35,000 and four units in Siouxland Ethanol. Mr. Downs received a one-time cash payment of $5,000 upon execution of the consulting agreement and a weekly payment of $150 per day up to and not exceeding $750 per week. In addition, upon obtaining debt financing for the project, Mr. Downs received a one-time cash bonus of $5,000 and two units in Siouxland Ethanol.
Item 13. EXHIBITS.

Exhibit No.	Exhibit

3.1	Articles of Organization of Siouxland Ethanol, LLC. Filed as Exhibit 3.1 to the company’s registration statement on Form SB-2 (Commission File 333-123473) and incorporated by reference herein.

3.2	Amended and Restated Operating Agreement of Siouxland Ethanol, LLC. Filed as Exhibit 3.2 to the company’s registration statement on Form SB-2 (Commission File 333-123473) and incorporated by reference herein.

4.1	Form of Membership Certificate. Filed as Exhibit 4.1 to the company’s registration statement on Form SB-2 (Commission File 333-123473) and incorporated by reference herein.

4.2	Form of Subscription Agreement. Filed as Exhibit 4.2 to the company’s registration statement on Form SB-2 (Commission File 333-123473) and incorporated by reference herein.

4.3	Amended and Restated Escrow Agreement. Filed as Exhibit 4.3 to Pre-Effective Amendment No. 3 to the company’s registration statement on Form SB-2 (Commission File 333-123473) dated July 22, 2005 and incorporated by reference herein.

10.1	Phase I Grading and Drainage Contract dated October 14, 2005. Filed as Exhibit 10.1 to Annual Report on Form 10-KSB (Commission File 333-123473) filed by the company on December 15, 2005 and incorporated by reference herein.

10.2	Promissory Note (Installment Loan) and Loan Agreement dated October 14, 2005 Filed as Exhibit 10.2 to Annual Report on Form 10-KSB (Commission File 333-123473) filed by the company on December 15, 2005 and incorporated by reference herein.

10.3	Phase I and II Engineering Services Agreement dated November 11, 2005. Filed as Exhibit 10.3 to Annual Report on Form 10-KSB (Commission File 333-123473) filed by the company on December 15, 2005 and incorporated by reference herein

10.4	Standard Form of Agreement and General Conditions between Owner and Contractor for Auger Cast Grout Piles dated January 6, 2006 with Blackhawk Foundation Co. Filed as Exhibit 10.1 to Quarterly Report on Form 10-QSB (Commission File 333-123473) filed by the company on February 14, 2006 and incorporated by reference herein

10.5	Lump-Sum Design-Build Agreement dated January 9, 2006 with Fagen, Inc. Filed as Exhibit 10.2 to Quarterly Report on Form 10-QSB (Commission File 333-123473) filed by the company on February 14, 2006 and incorporated by reference herein

Exhibit No.	Exhibit

10.6	License Agreement dated January 20, 2006 with ICM, Inc. Filed as Exhibit 10.3 to Quarterly Report on Form 10-QSB (Commission File 333-123473) filed by the company on February 14, 2006 and incorporated by reference herein

10.7	Construction Management Services Agreement dated October 1, 2005 and accepted February 14, 2006 with Timothy R. Smith. Filed as Exhibit 10.1 to Quarterly Report on Form 10-QSB (Commission File 333-123473) filed by the company on May15, 2006 and incorporated by reference herein

10.8	Standard Form of Agreement and General Conditions between Owner and Contractor for Precast Concrete Bridge Construction dated February 17, 2006 with Elk Horn Construction. Filed as Exhibit 10.2 to Quarterly Report on Form 10-QSB (Commission File 333-123473) filed by the company on May15, 2006 and incorporated by reference herein

10.9	Distiller’s Grain Marketing Agreement dated March 2, 2006 with Commodity Specialist Company. Filed as Exhibit 10.3 to Quarterly Report on Form 10-QSB (Commission File 333-123473) filed by the company on May15, 2006 and incorporated by reference herein

10.10	Firm Throughput Service Agreement dated March 14, 2006 with Northern Natural Gas Company. Filed as Exhibit 10.4 to Quarterly Report on Form 10-QSB (Commission File 333-123473) filed by the company on May15, 2006 and incorporated by reference herein

10.11	Ethanol Marketing Agreement dated March 29, 2006 with Archer Daniels Midland Co. Filed as Exhibit 10.5 to Quarterly Report on Form 10-QSB (Commission File 333-123473) filed by the company on May15, 2006 and incorporated by reference herein

10.12	Credit Agreement dated May 4, 2006 with Farm Credit Services of America, FLCA. Filed as Exhibit 10.6 to Quarterly Report on Form 10-QSB (Commission File 333-123473) filed by the company on May15, 2006 and incorporated by reference herein

10.13	Term Note dated May 4, 2006 with Farm Credit Services of America, FLCA. Filed as Exhibit 10.7 to Quarterly Report on Form 10-QSB (Commission File 333-123473) filed by the company on May15, 2006 and incorporated by reference herein

10.14	Revolving Term Note dated May 4, 2006 with Farm Credit Services of America, FLCA. Filed as Exhibit 10.8 to Quarterly Report on Form 10-QSB (Commission File 333-123473) filed by the company on May15, 2006 and incorporated by reference herein

10.15	Standard Form of Agreement and General Conditions between Owner and Contractor for Grain Handling and Storage System Auger Piling and Soil Stabilization dated April 13, 2006, with McCormick Construction. Filed as Exhibit 10.1 to Quarterly Report on Form 10-QSB (Commission File 333-123473) filed by the company on August, 2006 and incorporated by reference herein

10.16	Contract Agreement dated May 1, 2006 with Walsh-Hohenstein and Hohenstein Construction Co. Filed as Exhibit 10.2 to Quarterly Report on Form 10-QSB (Commission File 333-123473) filed by the company on August, 2006 and incorporated by reference herein

10.17	Standard Form of Agreement and General Conditions between Owner and Contractor for Rail Spur Track Construction dated June 13, 2006 with Volkmann Railroad Builders. Filed as Exhibit 10.3 to Quarterly Report on Form 10-QSB (Commission File 333-123473) filed by the company on August, 2006 and incorporated by reference herein

Exhibit No.	Exhibit

10.18	Standard Form of Agreement and General Conditions between Owner and Contractor for Site Primary Electrical Distribution System with Thompson Electric Co. . Filed as Exhibit 10.4 to Quarterly Report on Form 10-QSB (Commission File 333-123473) filed by the company on August, 2006 and incorporated by reference herein

10.19	Landfill Gas Purchase and Sale Agreement dated July 28, 2006 with L.P. Gill, Inc. Filed as Exhibit 10.5 to Quarterly Report on Form 10-QSB (Commission File 333-123473) filed by the company on August, 2006 and incorporated by reference herein

10.20	Standard Form of Agreement and General Conditions, dated September 18, 2006, between the company and Mark Albenesius, Inc.

10.21	Equipment and Services Agreement, dated September 26, 2006, between the company and U.S. Water Services.

10.22	Redevelopment Contract, dated July 20, 2006, by and between the company and the Community Redevelopment Authority of the Village of Jackson, Nebraska relating to $4,030,000 Tax Increment Revenue Bonds, Taxable Series 2006A

10.23	Guaranty Agreement, dated September 28, 2006, from the company to the Community Redevelopment Authority of the Village of Jackson, Nebraska relating to $4,030,000 Tax Increment Revenue Bonds, Taxable Series 2006A.

10.24	Subordinate Deed of Trust, Assignment of Leases and Rents and Security Agreement Fixture Filing Statement, dated September 28, 2006, made by the company in favor of Wells Fargo Bank, National Association, as trustee of $4,030,000 Tax Increment Revenue Bonds, Taxable Series 2006A issued by the Community Redevelopment Authority of the Village of Jackson, Nebraska.

10.25	Debt Subordination Agreement, dated September 28, 2006, by and among the company, Wells Fargo Bank, National Associations, as trustee of $4,030,000 Tax Increment Revenue Bonds, Taxable Series 2006A issued by the Community Redevelopment Authority of the Village of Jackson, Nebraska and Farm Credit Services of America FLCA.

14.1	Code of Ethics of Siouxland Ethanol, LLC. Filed as Exhibit 14.1 to Annual Report on Form 10-KSB (Commission File 333-123473) filed by the company on December 15, 2005 and incorporated by reference herein

31.1	Certificate pursuant to 17 CFR 240.13a-14(a).

31.2	Certificate pursuant to 17 CFR 240.13a-14(a).

32.1	Certificate pursuant to 18 U.S.C. § 1350.

32.2	Certificate pursuant to 18 U.S.C. § 1350.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     The aggregate fees billed by the principal independent public accountants (Boulay, Heutmaker, Zibell & Co. P.L.L.P.) to the company for the fiscal year ended September 30, 2006, and the fiscal year ended September 30, 2005 are as follows:

Category	Year	Fees
Audit Fees	2006	$83,336
	2005	$57,174

Audit-Related Fees	2006	—
	2005	—

Tax Fees	2006	—
	2005	—

All Other Fees	2006	—
	2005	—
     The performance of all audit, audit-related and tax services for the company by Boulay, Heutmaker, Zibell & Co. P.L.L.P. were pre-approved by our Audit Committee.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIOUXLAND ETHANOL, LLC

Date: December 22, 2006	/s/ Tom Lynch

Tom Lynch
Chairman and President (Principal Executive Officer)

Date: December 22, 2006	/s/ John Kingsbury

John Kingsbury
Treasurer (Principal Financial and Accounting Officer)
     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 22, 2006	/s/ Tom Lynch
Tom Lynch, Chairman, President and Director

Date: December 22, 2006	/s/ Pam Miller
Pam Miller, Vice Chairman, Vice President and Director

Date: December 22, 2006	/s/ John Kingsbury
John Kingsbury, Treasurer and Director

Date: December 22, 2006	/s/ Doug Garwood
Doug Garwood, Secretary and Director

Date: December 22, 2006	/s/ Ronald Wetherell
Ronald Wetherell, Director

Date: December 22, 2006	/s/ Darrell Downs
Darrell Downs, Director

Date: December 22, 2006	/s/ Shennen Saltzman
Shennen Saltzman, Director

Date: December 22, 2006	/s/ Donald Meisner
Donald Meisner, Director

Date: December 22, 2006	/s/ Matt Sederstrom
Matt Sederstrom, Director

Date: December 22, 2006	/s/ Craig Ebberson
Craig Ebberson, Director

Date: December 22, 2006	/s/ David B. Aalfs
David B. Aalfs, Director