Form 10QSB
period 2006-12-31
Siouxland Ethanol, LLC
filed 2007-02-14
CIK 1320050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended December 31, 2006
OR

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
For the transition period from            to           .
COMMISSION FILE NUMBER 000-52420
SIOUXLAND ETHANOL, LLC
(Exact name of small business issuer as specified in its charter)

Nebraska	22-3902184
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
1501 Knox Boulevard
Jackson, NE 58743
(Address of principal executive offices)
(402) 632-2676
(Issuer’s telephone number)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of February 14, 2007, there were 3,789 membership units outstanding.
Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

INDEX

Page No.
PART I. FINANCIAL INFORMATION	1
Item 1. Financial Statements.	1
Item 2. Management’s Discussion and Analysis and Plan of Operations	13
Item 3. Controls and Procedures	16
PART II. OTHER INFORMATION	17
Item 1. Legal Proceedings	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3. Defaults Upon Senior Securities	17
Item 4. Submission of Matters to a Vote of Security Holders	17
Item 5. Other Information	17
Item 6. Exhibits	17
SIGNATURES	18
Amendment to Credit Agreement
$3,500,000 Revolving Term Note
Security Agreement and Assignment of Hedging Account
Railroad Service and Construction Agreement
Railroad Car Lease Agreement
Binding Letter of Intent
Certification
Certification
Section 1350 Certification
Section 1350 Certification
Information Regarding Forward Looking Statements
     This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:
•	Changes in our business strategy, capital improvements or development plans;

•	Construction delays and technical difficulties in constructing the plant;

•	Changes in the environmental regulations that apply to our plant site and operations;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in the availability and price of natural gas and corn

•	Changes in the markets for ethanol and distillers grains, including the effects of possible overproduction of ethanol or distillers grain;

•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);

•	Changes and advances in ethanol production technology;

•	Competition from alternative fuel additives; and

•	Changes in interest rates on our variable rate borrowings.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Condensed Balance Sheet

December 31,
2006
(Unaudited)
ASSETS

Current Assets
Cash and equivalents	$1,318,493
Restricted cash	576,573
Derivative instruments	427,137
Other receivables	3,370
Prepaid and other	28,003

Total current assets	2,353,576

Property and Equipment
Land	752,302
Office equipment	47,190
Construction in progress	64,282,691

65,082,183
Less accumulated depreciation	(4,975)

Net property and equipment	65,077,208

Other Assets
Restricted cash	406,100
Expansion deposit	500,000
Debt issuance costs, net of amortization	566,545

1,472,645

Total Assets	$68,903,429

LIABILITIES AND EQUITY

Current Liabilities
Revolving term note	$394,188
Current maturities of long-term debt	1,075,625
Accounts payable	292,545
Accrued expenses	15,566
Construction payable	6,823,047

Total current liabilities	8,600,971

Long-Term Debt, less current maturities	23,929,375

Commitments and Contingencies

Members’ Equity
Member contributions, net of cost of raising capital, 3,789 units outstanding	36,491,418
Deficit accumulated during development stage	(118,335)

Total members’ equity	36,373,083

Total Liabilities and Members’ Equity	$68,903,429

Notes to Financial Statements are an integral part of this Statement.

SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Condensed Statement of Operations

	Three Months Ended	Three Months Ended	From Inception
	December 31,	December 31,	(August 12, 2004) to
	2006	2005	December 31, 2006
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$—	$—	$—

Operating Expenses
Professional fees	71,948	106,777	805,306
General and administrative	134,732	75,948	503,708

Total operating expenses	206,680	182,725	1,309,014

Operating Loss	(206,680)	(182,725)	(1,309,014)

Other Income (Expense)
Interest income	18,909	192,342	907,545
Other income	—	975	3,582
Gain on derivative instruments	283,075	—	283,075
Interest expense	—	(3,523)	(3,523)

Total other income, net	301,984	189,794	1,190,679

Net Income (Loss)	$95,304	$7,069	$(118,335)

Weighted Average Units Outstanding	3,789	2,496	1,919

Net Income (Loss) Per Unit	$25.15	$2.83	$(61.66)

Notes to Financial Statements are an integral part of this Statement.

SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Condensed Statement of Cash Flows

	Three Months Ended	Three Months Ended	From Inception
	December 31,	December 31,	(August 12, 2004) to
	2006	2005	December 31, 2006
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$95,304	$7,069	$(118,335)
Adjustments to reconcile net income (loss) to net cash from operations:
Depreciation and amortization	11,890	557	14,755
Equity units exchanged for services	—	—	60,000
Change in assets and liabilities
Restricted cash	(144,925)	—	(982,673)
Derivative instruments	(427,137)		(427,137)
Other receivable	2,067	—	(3,370)
Prepaid and other	13,165	18,804	(23,503)
Accounts payable	149,712	53,887	292,545
Accrued expenses	6,485	1,152	15,566

Net cash provided by (used in) operating activities	(293,439)	81,469	(1,172,152)

Cash Flows from Investing Activities
Capital expenditures	(18,356,812)	(1,841,975)	(58,254,636)
Payments for expansion deposit	(500,000)		(500,000)
Payment for land options and other	—	—	(7,000)

Net cash used in investing activities	(18,856,812)	(1,841,975)	(58,761,636)

Cash Flows from Financing Activities
Proceeds from revolving term note	394,188	—	394,188
Proceeds from bridge financing loan	—	760,000	760,000
Payments on bridge financing loan	—	(760,000)	(760,000)
Proceeds from long-term debt	15,975,000	—	20,975,000
Payments for financing costs and other	(60,697)	(52,093)	(423,183)
Proceeds from TIF financing	—	—	3,874,858
Member contributions	—	35,880,000	36,855,000
Payments for deferred offering costs	—	(36,449)	(423,582)

Net cash provided by financing activities	16,308,491	35,791,458	61,252,281

Net Increase(Decrease) in Cash and Equivalents	(2,841,760)	34,030,952	1,318,493

Cash and Equivalents — Beginning of Period	4,160,253	213,598	—

Cash and Equivalents — End of Period	$1,318,493	$34,244,550	$1,318,493

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$323,007	$3,523	$326,530

Supplemental Disclosure of Noncash Investing and Financing Activities
Construction in progress in construction payable	$6,823,047	$90,515	$6,823,047

Land options exercised for land purchased	$—	$4,500	$4,500

Debt issuance costs financed with TIF financing	$—	$—	$155,142

Deferred offering costs offset against member contributions	$—	$423,582	$423,582

Equity units exchanged for services	$—	$—	$60,000

Notes to Financial Statements are an integral part of this Statement.

SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Condensed Notes to Financial Statements (Unaudited)
December 31, 2006
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended September 30, 2006, contained in the Company’s annual report on Form 10-KSB for 2006.
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
Nature of Business
Siouxland Ethanol, LLC, (a Nebraska limited liability company) was organized to pool investors to build a 50 million gallon annual production ethanol plant in Dakota County, Nebraska. As of December 31, 2006, the Company remained in the development stage with its efforts being principally devoted to organizational activities and construction of the 50 million gallon plant. The Company anticipates completion of the 50 million gallon plant in the spring of 2007. In January 2006, the Company announced plans to double the size of the plant from a 50 million gallon ethanol plant to a 100 million gallon plant after the initial plant construction is complete. The Company is still considering the expansion and related financing options.
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
Restricted Cash
The Company maintains cash accounts set aside for capital interest and debt service requirements as part of the tax increment revenue financing. The Company is also periodically required to maintain cash balances at its broker related to derivative instrument positions.

SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Condensed Notes to Financial Statements (Unaudited)
December 31, 2006
Derivative Instruments
The Company accounts for derivative instruments and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS No. 133 requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted from SFAS No. 133 as normal purchases or normal sales. Normal purchases and normal sales are contracts that provide for the purchases or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from accounting and reporting requirements of SFAS No. 133.
The Company enters option, futures and swap contracts in order to reduce the risk caused by market fluctuations of corn. These contracts are used to fix the purchase price of the Company’s anticipated requirements of corn in production activities. The fair value of these contracts is based on quoted prices in active exchange-traded or over-the-counter markets. The fair value of the derivatives is continually subject to change due to the changing market conditions. The Company does not typically enter into derivative instruments other than for hedging purposes. On the date the derivative instrument is entered into, the Company will designate the derivative as a hedge. Changes in the fair value of a derivative instrument that are designated as, and meets all of the required criteria, for a cash flow or fair value hedge is recorded in accumulated other comprehensive income and reclassified into earnings as the hedged items affect earnings. Changes in the fair value of a derivative instrument that is not designated as, and accounted for, as a cash flow or fair value hedge is recorded in current period earnings. Although certain derivative instruments are economic hedges of specified risks, they are not designated as, and accounted for, as a cash flow or fair value hedge. Realized and unrealized gains and losses on derivative instruments are included in other income and expense since the Company has not yet commenced operations.
Property and Equipment
Property and equipment is stated at the lower of cost or estimated fair value. Depreciation and amortization are provided over estimated useful lives by use of the straight line method. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.
Deferred Issuance Costs
Costs associated with the issuance of loans are recorded as deferred issuance costs. Loan costs will be amortized over the life of the related debt using the effective interest method. As of December 31, 2006, the Company had approximately $9,800 of amortization related to deferred loan costs. These costs are capitalized, along with interest costs, during construction of the plant. Once operations commence, the amortization of debt issuance costs will be expensed.
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

SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Condensed Notes to Financial Statements (Unaudited)
December 31, 2006
Fair Value of Financial Instruments
The carrying value of cash and equivalents, derivative instruments, receivables and payables approximates their fair value.
It is not currently practicable to estimate the fair value of the debt financing. Because these agreements contain certain unique terms, covenants, and restrictions, as discussed below, there are no readily determinable similar instruments on which to base an estimate of fair value.
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
The Company issued six units related to service performed in fiscal 2006.
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
4. DERIVATIVE INSTRUMENTS
The Company has recorded an asset for derivative instruments of $427,137 as of December 31, 2006. The Company has recorded a gain on derivative instruments of approximately $283,000 for the three months ended December 31, 2006. There were no gains or loss on derivative instruments for the three months ended December 31, 2005. None of the derivative instrument positions were accounted for as cash flow or fair value hedges.

SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Condensed Notes to Financial Statements (Unaudited)
December 31, 2006
5. CONSTRUCTION IN PROGRESS
Amounts included in construction in progress as of December 31, 2006 are as follows:

Construction costs	$63,798,235
Capitalized interest	332,787
Insurance and other costs	151,669

$64,282,691

The Company capitalizes construction costs and construction period interest until the assets are placed in service. The construction payable of approximately $6,823,000 includes approximately $2,926,000 of retainage.
6. REVOLVING TERM NOTE
In October 2006, the debt financing agreement with the lending institution was amended to add a revolving term note for up to $3,500,000, subject to borrowing base limitations, until November 2007. Interest accrues at the three-month LIBOR plus 3%, which totaled 8.36% at December 31, 2006, and is payable monthly. The Company will be obligated to pay the lender an unused commitment fee equal to 0.35% on the unused portion. The Company has issued a standby letter of credit totaling $381,000 related to rail car leases described in Note 8, which reduces the amounts available on the revolving term note. The revolving term note is secured by a common credit agreement along with the revolving promissory note and the term note described above. As of December 31, 2006, the outstanding balance on the line of credit is approximately $394,000.
7. LONG-TERM DEBT
Long-term debt consists of the following at December 31, 2006:

Term note payable to lending institution, see terms below	$20,975,000

Tax increment financing, see terms below	4,030,000

Total long-term debt	$25,005,000

Term Note
The Company obtained debt financing for the construction of its 50 million gallon ethanol plant from a lending institution in the form of a revolving promissory note, as described below, and a term note. The term note provides for borrowings up to $32,268,750. The Company is required to make interest payments for both loans during the construction phase at the three-month LIBOR plus 3%, which totaled 8.36% at December 31, 2006. The Company is required to make 30 quarterly principal installments of $1,075,625 plus accrued interest beginning six months following substantial completion, but no later than December 1, 2007 payable in full in June 2015. In addition to the scheduled payments, the Company will be required to make additional principal payments equal to 65% of the Company’s excess cash flow not to exceed $2,000,000 per fiscal year and an aggregate total of $6,000,000. As part of the financing agreement, the premium above LIBOR may be reduced to 2.85% for any year after 2006 based on a financial ratio.

SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Condensed Notes to Financial Statements (Unaudited)
December 31, 2006
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
Revolving Promissory Note
The Company has a revolving promissory note of up to $10,756,250 as part of the construction loan described above with its lending institution. The Company is required to pay interest on the principal advances monthly at the three-month LIBOR rate plus 3%. Beginning in September 2015 or three months after the repayment of the term note described above, the Company is required to make 10 quarterly installments of $1,075,625 plus accrued interest until December 1, 2017. The Company did not have an outstanding balance on the revolving promissory note at December 31, 2006. The Company pays a commitment fee of 0.5% on the unused portion of the revolving promissory note. The revolving promissory note as well as the term note described above are subject to a common credit agreement with various financial and non-financial covenants that limit distributions, require minimum debt service coverage, net worth and working capital requirements, and secured by all business assets.
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
December 31, 2006
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
The estimated maturities of long-term debt at December 31, 2006 are as follows:

2008	1,075,625
2009	4,312,500
2010	4,447,500
2011	4,467,500
After 2011	10,701,875

Total long-term debt	$25,005,000

8. COMMITMENTS AND CONTINGENCIES
Construction contracts
The total cost of the project, including the construction of the ethanol plant and start-up expenses is expected to approximate $88,000,000. In January 2006, the Company signed a lump-sum design-build agreement with a general contractor, a related party, for a fixed contract price of $56,619,000. As part of the contract, the Company paid a mobilization fee, subject to retainage. Monthly applications are submitted for work performed with final payment due upon final completion. The design-build agreement includes a provision whereby the general contractor receives an early completion bonus for each day the construction is complete prior to 485 days. The contract may be terminated by the Company upon a ten day written notice subject to payment for work completed, termination fees, and any applicable costs and retainage. An employee of the general contractor is an investor and director of the Company. An affiliate of the general contractor is an investor in the Company. As of December 31, 2006, the Company has incurred approximately $51,210,000 for these services with approximately $6,167,000 included in construction payable including retainage amounts.
Expansion Design Build Letter of Intent
In December 2006, the Company signed a letter of intent with the current general contractor as discussed above to design and build a 50 million gallon expansion of the ethanol plant at a total contract price of approximately $56,997,000. This letter of intent does not include all costs of the expansion. The contract price is subject to price increases based on factors including increases in construction costs and the timing until notice to proceed is given. The letter of intent shall terminate on December 31, 2007 unless the basic size and design of the expansion have been agreed upon and minimum funding is met. As part of the letter of intent, the Company paid a $500,000

SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Condensed Notes to Financial Statements (Unaudited)
December 31, 2006
non-refundable commitment fee in December 2006, which was recorded as an expansion deposit. It is reasonably possible that the expansion may not proceed, at which point this payment will be expensed.
Rail Service and Construction Agreement
In November 2006, the Company entered into a rail service and construction agreement with an unrelated party to provide rail service to the ethanol plant. The Company will be responsible for the construction of a sidetrack from the mainline to the entrance of the plant and the tracks inside the plant. The Company will be reimbursed approximately $537,000 for the cost of constructing the sidetrack of which $150,000 is due upon 50% completion of the plant, which the Company received in November 2006 and was credited against the cost to construct the sidetrack. The remainder will be due when operations begin. The Company guarantees it will ship a minimum of 1,500 rail cars in each of the first five years after completion of the ethanol plant. In the event the minimum is not met in any of the years, the Company will pay $75 for each car short of the minimum. In addition, the Company will lease, at no additional cost, the sidetrack for their non-exclusive use. Either party may terminate the agreement following the five year term with thirty days notice.
Consulting Contracts
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
In September 2006, the Company entered into an agreement with an unrelated party for the acquisition and installation of water treatment equipment. The agreement also provides for chemicals and ongoing support and services for the water treatment equipment for an initial term of three years from the date the plant becomes operational and is renewable for additional one-year terms. The Company will pay approximately $1,700,000 for

SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Condensed Notes to Financial Statements (Unaudited)
December 31, 2006
the equipment and then $9,400 per month beginning in April 2007 for the necessary chemicals and support services based on name plate production. As of December 31, 2006, the Company has incurred approximately $832,000 for these services.
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
Rail Car Lease Agreement
In December 2006, the Company entered into a five-year lease agreement for fifteen covered hopper cars and a ten-year lease agreement for thirty-five covered hopper cars with an unrelated party. The Company will pay approximately $1,286 per car per month for the first five years and then approximately $618 per car per month for the remaining five years of the lease agreement starting when the rail cars are delivered. The base monthly rents under the lease agreements are subject to a one-time adjustment as of the delivery dates of the first cars delivered based on interest rate changes and raw material cost increases. In addition, a surcharge of $0.03 per mile will be assessed for each mile in excess of 36,000 miles per year a car travels. The Company provided a standby letter of credit for approximately $381,000 as described in Note 7.
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
9. RELATED PARTY TRANSACTIONS
The Company has incurred costs from related party transactions as further described in Note 8. As of December 31, 2006, the Company has incurred approximately $51,210,000 in costs related to the design-build agreement of which approximately $6,167,000 is included in construction payable. The Company has not incurred costs related to the landfill gas agreement as of December 31, 2006.
10. SUBSEQUENT EVENTS
In February 2007, the Company entered into an agreement with an unrelated party to purchase all electrical power required by the Company beginning April 2007 or the date the substation is energized and continues perpetually thereafter. The Company is required to make a security deposit equal to 1.5 month’s average usage, adjusted annually. In addition, the Company will contribute approximately $719,000 for the construction of the electrical substation.

Item 2. Management’s Discussion and Analysis and Plan of Operations.
Overview
     Siouxland Ethanol, LLC is a development-stage Nebraska limited liability company that was formed on August 12, 2004 for the purpose of constructing and operating a dry mill corn-based ethanol plant near Jackson, Nebraska. We are in the process of building a plant with an anticipated capacity to produce 50 million gallons of denatured fuel grade ethanol and 160,000 tons of dried distillers’ grains per year. This plant is under construction and is expected to be completed in April 2007. In January 2006, we announced our intent to double the production capacity of our plant from an annual ethanol production capacity of 50 million gallons to 100 million gallons. We are still considering the expansion and related financing options.
Results of Operation
     We are still in the development phase and until the first phase of our ethanol plant is operational we will generate no revenues other than interest income earned on our cash balances. During the quarter ended December 31, 2006, we incurred operating expenses of $206,680, which consisted primarily of professional fees and general and administrative expenses. During the quarter, we earned net interest income of $18,909 and had gains relating to derivative instruments of $283,075, resulting in net income for the quarter of $195,304 or $25.15 per unit. At December 31, 2006, our accumulated deficit equaled $118,335. The results of operations during the quarter are not indicative of the future results of operations that we anticipate for the company once the initial phase of our ethanol plant begins commercial operations. We anticipate this to occur in the April 2007.
Liquidity and Capital Resources
     We expect that the total cost to complete the construction of the initial 50 million gallon per year ethanol plant and the associated infrastructure, land acquisition and development, and various start-up costs will be approximately $88 million by the time the plant commences operations in April 2007. We have capitalized approximately $65.6 million to date in connection with these activities. Construction costs of the proposed 50 million gallon per year expansion are expected to approximate the total costs associated with bringing the first 50 million gallon plant into production.
     We are financing the costs of the initial plant with a combination of equity and debt as described below. We are still considering the expansion and related financing options and have no commitments with respect to providing such financing at this time.
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
     As of December 31, 2006, we had cash and cash equivalents (other than restricted cash) of approximately $1.3 million and total assets of approximately $68.9 million. We expect that the funds available to us from our equity and debt financings will be sufficient to cover all costs associated with construction of the initial 50 million gallon per year ethanol plant and the associated infrastructure, including, but not limited to, site acquisition and development, utilities, construction and equipment acquisition and to provide adequate working capital, when combined with anticipated revenues produced from the sale of ethanol and distillers grains produced at the plant, to meet our operating expenses going forward. However, there is no assurance that the funds available to us will be sufficient to cover our anticipated capital needs and operating expenses, particularly if there are unanticipated delays in the commencement of commercial production of ethanol and distillers grains from the initial phase of the ethanol plant, if the sale of ethanol and distillers grains do not produce revenues in the amounts currently anticipated or if our operating costs, including specifically the cost of corn and other inputs, are greater than anticipated. In addition, if we determine to proceed with the expansion of the ethanol plant’s productive capacity from 50 million to 100 million gallons per year, we will need to obtain additional funds of approximately $88,000,000. We would expect to finance the costs of any such expansion through a combination of additional debt and equity financing along with retained earnings from the operation of the initial 50 million gallon per year phase of the ethanol plant.
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
Item 3. Controls and Procedures
     Our management, including our President and Chairman (the principal executive officer), Tom Lynch, along with our Treasurer (the principal financial officer), John Kingsbury, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.
     Our management, consisting of our President and Chief Executive Officer and our Treasurer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of December 31, 2006 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
     The following exhibits are included in this report:
10.1	Amendment, dated October 27, 2006, to Credit Agreement, dated May 4, 2006, between the Company and Farm Credit Services of America, FLCA.

10.2	$3.500,000 Revolving Term Note, dated October 27, 2006, from the Company to Farm Credit Services of America, FLCA

10.3	Security Agreement and Assignment of Hedging Account, dated October 27, 2006, between the Company and Farm Credit Services of America, FLCA

10.4	Rail Service and Construction Agreement, dated November 11, 2006, between the Company Nebraska Northeastern Railroad

10.5	Railroad Car Lease Agreement, dated December 7, 2006, between the Company and Trinity Industries Leasing Company.

10.6	Binding Letter of Intent, dated December 11, 2006, between the Company and Fagen, Inc. pertaining to services for the development of a 50 million gallon per year expansion to Company’s ethanol production facility

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a).

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIOUXLAND ETHANOL, LLC
Date: February 14, 2007	/s/ Tom Lynch
Tom Lynch
Chairman and President (Principal Executive Officer)

Date: February 14, 2007	/s/ John Kingsbury
John Kingsbury
Treasurer (Principal Financial and Accounting Officer)