Form 10QSB
period 2007-03-31
Siouxland Ethanol, LLC
filed 2007-05-21
CIK 1320050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended March 31, 2007
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
(402) 632-2676
(Issuer’s telephone number)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of May 15, 2007, there were 3,789 membership units outstanding.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Condensed Balance Sheet

March 31,
2007
(Unaudited)
ASSETS

Current Assets
Cash and equivalents	$1,594,774
Restricted cash	819,646
Other receivables	8,246
Prepaid and other	153,483

Total current assets	2,576,149

Property and Equipment
Land	752,302
Office equipment	143,243
Construction in progress	72,030,649

72,926,194
Less accumulated depreciation	(9,000)

Net property and equipment	72,917,194

Other Assets
Restricted cash	408,748
Expansion deposit	509,250
Debt issuance costs, net of amortization	563,762

1,481,760

Total Assets	$76,975,103

LIABILITIES AND EQUITY

Current Liabilities
Current maturities of long-term debt	$2,151,250
Accounts payable	194,077
Accrued expenses	56,919
Derivative instruments	1,123,949
Construction payable	4,977,030

Total current liabilities	8,503,225

Long-Term Debt, less current maturities	32,653,750

Commitments and Contingencies

Members’ Equity
Member contributions, 3,789 units outstanding	36,491,418
Deficit accumulated during development stage	(673,290)

Total members’ equity	35,818,128

Total Liabilities and Members’ Equity	$76,975,103

Notes to Financial Statements are an integral part of this Statement.

SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Condensed Statement of Operations

	Quarter Ended	Quarter Ended
	March 31,	March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Revenues	$—	$—

Operating Expenses
Professional fees	36,769	115,489
General and administrative	450,162	52,673

Total operating expenses	486,931	168,162

Operating Loss	(486,931)	(168,162)

Other Income (Expense)
Interest income	22,880	320,765
Other income	65,888	478
Loss on derivative instruments	(156,792)	—

Total other income, net	(68,024)	321,243

Net Income (Loss)	$(554,955)	$153,081

Weighted Average Units Outstanding	3,789	3,783

Net Income (Loss) Per Unit	$(146.46)	$40.47

Notes to Financial Statements are an integral part of this Statement.

SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Condensed Statement of Operations

	Six Months Ended	Six Months Ended	From Inception
	March 31,	March 31,	(August 12, 2004) to
	2007	2006	March 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$—	$—	$—

Operating Expenses
Professional fees	108,717	222,266	842,075
General and administrative	584,894	128,621	953,870

Total operating expenses	693,611	350,887	1,795,945

Operating Loss	(693,611)	(350,887)	(1,795,945)

Other Income (Expense)
Interest income	41,789	513,107	930,425
Other income	65,888	1,453	69,470
Gain on derivative instruments	126,283	—	126,283
Interest expense	—	(3,523)	(3,523)

Total other income, net	233,960	511,037	1,122,655

Net Income (Loss)	$(459,651)	$160,150	$(673,290)

Weighted Average Units Outstanding	3,789	3,113	2,094

Net Income (Loss) Per Unit	$(121.31)	$51.45	$(321.53)

Notes to Financial Statements are an integral part of this Statement.

SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Condensed Statement of Cash Flows

	Six Months Ended	Six Months Ended	From Inception
	March 31,	March 31,	(August 12, 2004) to
	2007	2006	March 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$(459,651)	$160,150	$(673,290)
Adjustments to reconcile net income (loss) to net cash from operations:
Depreciation and amortization	29,885	1,105	30,975
Equity units exhanged for services	—	—	60,000
Change in assets and liabilities
Restricted cash	(390,646)	—	(1,228,394)
Derivative instruments	1,123,949		1,123,949
Other receivable	(2,809)	—	(8,246)
Prepaid and other	(112,315)	(463)	(148,983)
Accounts payable	51,244	(56,660)	194,077
Accrued expenses	47,838	61,380	56,919

Net cash provided by (used in) operating activities	287,495	165,512	(592,993)

Cash Flows from Investing Activities
Capital expenditures	(28,046,840)	(8,175,388)	(67,944,664)
Payments for expansion deposit	(509,250)	—	(509,250)
Payment for land options and other	—	—	(7,000)

Net cash used in investing activities	(28,556,090)	(8,175,388)	(68,460,914)

Cash Flows from Financing Activities
Proceeds from bridge financing loan	—	760,000	760,000
Payments on bridge financing loan	—	(760,000)	(760,000)
Proceeds from long-term debt	25,775,000	—	30,930,142
Payments for financing costs and other	(71,884)	(57,093)	(587,737)
Proceeds from TIF financing	—	—	3,874,858
Member contributions	—	35,880,000	36,855,000
Payments for deferred offering costs	—	(36,449)	(423,582)

Net cash provided by financing activities	25,703,116	35,786,458	70,648,681

Net Increase (Decrease) in Cash and Equivalents	(2,565,479)	27,776,582	1,594,774

Cash and Equivalents – Beginning of Period	4,160,253	213,598	—

Cash and Equivalents – End of Period	$1,594,774	$27,990,180	$1,594,774

Supplemental Cash Flow Information
Cash paid for interest	$896,371	$—	$899,894

Supplemental Disclosure of Noncash Investing and Financing Activities
Construction in progress in construction payable	$4,977,030	$6,105,819	$4,977,030
Land options exercised for land purchased	$—	$4,500	$4,500
Debt issuance costs financed with TIF financing	$282	$—	$205,891
Deferred offering costs offset against member contributions	$—	$423,582	$423,582
Equity units exchanged for services	$—	$—	$60,000
Debt issuance costs in accounts payable	$—	$6,628	$—
Notes to Financial Statements are an integral part of this Statement.

SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Condensed Notes to Financial Statements
March 31, 2007 (Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed interim financials have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended September 30, 2006, contained in the Company’s annual report on Form 10-KSB for 2006.
In the opinion of management, the interim financial statements reflect all adjustments considered necessary for fair presentation. The adjustments made to these statements consist only of normal recurring adjustments. The results reported in these condensed interim financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.
Nature of Business
Siouxland Ethanol, LLC, (a development stage Nebraska Limited Liability Company) was organized to pool investors to build a 50 million gallon annual production ethanol plant in Dakota County, Nebraska. The Company was formed on August 12, 2004 to have a perpetual life. The total cost of the project, including the construction of the ethanol plant and start-up expenses is expected to approximate $88,000,000. In January 2006, the Company announced its plans to double the size of the plant which is under construction from a 50 million gallon ethanol plant to a 100 million gallon ethanol plant after the initial plant construction is complete. The Company is still considering financing options for the expansion. As of March 31, 2007, the Company is in the development stage with its efforts being principally devoted to organizational activities and construction of the 50 million gallon plant. The Company commenced operations in May 2007.
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

SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Condensed Notes to Financial Statements
March 31, 2007 (Unaudited)
Restricted Cash
The Company maintains cash accounts set aside for capital interest and debt service requirements as part of the tax increment revenue financing. The Company is also periodically required to maintain cash balances at its broker related to derivative instrument positions.
Derivative Instruments
The Company accounts for derivative instruments and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS No. 133 requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted from SFAS No. 133 as normal purchase or normal sales. Normal purchases and normal sales are contracts that provide for the purchases or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from accounting and reporting requirements of SFAS No. 133.
The Company enters option, futures and swap contracts in order to reduce the risk caused by market fluctuations of corn. These contracts are used to fix the purchase price of the Company’s anticipated requirements of corn in production activities. The fair value of these contracts is based on quoted prices in active exchange-traded or over-the-counter markets. The fair value of the derivatives is continually subject to change due to the changing market conditions. The Company does not typically enter into derivative instruments other than for hedging purposes. On the date the derivative instrument is entered into, the Company will designate the derivative as a hedge. Changes in the fair value of a derivative instrument that are designated as, and meet all of the required criteria, for a cash flow or fair value hedge is recorded in accumulated other comprehensive income and reclassified into earnings as the hedged items affect earnings. Changes in the fair value of a derivative instrument that are not designated as, and accounted for, as a cash flow or fair value hedge are recorded in current period earnings. Although certain derivative instruments are economic hedges of specified risks, they are not designated as, and accounted for, as a cash flow or fair value hedge. Realized and unrealized gains and losses on derivative instruments are included in other income and expense until the Company commences operations, at which point they will be included in cost of goods sold.
Property and Equipment
Property and equipment is stated at the lower of cost or estimated fair value. Depreciation and amortization are provided over estimated useful lives by use of the straight line method. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.
Debt Issuance Costs
Costs associated with the issuance of loans are recorded as debt issuance costs. Loan costs will be amortized over the life of the related debt using the effective interest method. As of March 31, 2007, the Company had approximately $24,000 of amortization related to debt issuance costs. These costs are capitalized, along with interest costs, during construction of the plant. Once operations commence, the amortization of debt issuance costs will be expensed.

SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Condensed Notes to Financial Statements
March 31, 2007 (Unaudited)
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
Recently Issued Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value in generally accepted accounting principles, and expanding disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and is effective for the fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the effect, if any, that the adoption of SFAS No. 157 will have on its results of operations and financial condition.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159) which included an amendment of FASB Statement 115. This Statement provides companies with an option to report selected financial assets and liabilities at fair value. This Statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is in the process of evaluating the effect, if any, that the adoption of SFAS No. 159 will have on its results of operations and financial condition.
2. MEMBERS’ EQUITY
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
3. DERIVATIVE INSTRUMENTS
As of March 31, 2007, the Company has recorded a liability for derivative instruments of approximately $1,124,000. The Company has recorded a loss on derivative instruments of approximately $157,000 for the three months ended March 31, 2007 and a gain on derivative instruments of approximately $126,000 for the six months ended March 31, 2007, respectively. None of the derivative instrument positions are accounted for as fair value or cash flow hedges.

SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Condensed Notes to Financial Statements
March 31, 2007 (Unaudited)
4. CONSTRUCTION IN PROGRESS
Amounts included in construction in progress as of March 31, 2007 are as follows:

Construction costs	$70,883,445
Capitalized interest	920,345
Insurance and other costs	226,859

$72,030,649

The Company capitalizes construction costs and construction period interest until the assets are placed in service. The construction payable of approximately $4,977,000 includes approximately $2,877,000 of retainage. The Company capitalized interest of approximately $573,000 and approximately $896,000 for the three and six months ended March 31, 2007, respectively. Capitalized interest also includes the amortization of loan costs of approximately $14,000 and approximately $24,000 for the three and six months ended March 31, 2007, respectively.
5. REVOLVING TERM NOTE
In October 2006, the debt financing agreement with the lending institution was amended to add a revolving term note for up to $3,500,000, subject to borrowing base limitations, until November 2007. Interest accrues at the three-month LIBOR plus 3%, which totaled 8.35% at March 31, 2007, and is payable monthly. The Company will be obligated to pay the lender an unused commitment fee equal to .35% on the unused portion. The Company has issued a standby letter of credit totaling $381,000 related to rail car leases described in Note 7, which reduces the amounts available on the revolving term note. The revolving term note is secured by a common credit agreement along with the revolving promissory note and the term note described in Note 6. As of March 31, 2007, there were no amounts outstanding.

SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Condensed Notes to Financial Statements
March 31, 2007 (Unaudited)
6. BANK FINANCING
Long-term debt consists of the following at March 31, 2007:

Term note payable to lending institution, see terms below	$30,775,000
Tax increment financing, see terms below	4,030,000

Total long-term debt	$34,805,000

Term Note
The Company obtained debt financing for the construction of the ethanol plant from a lending institution in the form of a revolving promissory note, as described below, and a term note. The term note provides for borrowings up to $32,268,750. The Company is required to make interest payments for both loans during the construction phase at the three-month LIBOR plus 3%, which totaled 8.35% at March 31, 2007. The Company is required to make 30 quarterly principal installments of $1,075,625 plus accrued interest beginning six months following substantial completion, but no later than December 1, 2007, payable in full in June 2015. In addition to the scheduled payments, the Company will be required to make additional principal payments equal to 65% of the Company’s excess cash flow not to exceed $2,000,000 per fiscal year and an aggregate total of $6,000,000. As part of the financing agreement, the premium above LIBOR may be reduced to 2.85% for any year after 2006 based on a financial ratio.
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
Revolving Promissory Note
The Company has a revolving promissory note of up to $10,756,250 as part of the construction loan described above with its lending institution. The Company is required to pay interest on the principal advances monthly at the three-month LIBOR rate plus 3%. Beginning in September 2015 or three months after the repayment of the term note described above, the Company is required to make 10 quarterly installments of $1,075,625 plus accrued interest until December 1, 2017. The Company did not have an outstanding balance on the revolving promissory note at March 31, 2007. The Company pays a commitment fee of .5% on the unused portion of the revolving promissory note. The revolving promissory note as well as the term note described above are subject to a common credit agreement with various financial and non-financial covenants that limit distributions, require minimum debt service coverage, net worth and working capital requirements, and secured by all business assets.

SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Condensed Notes to Financial Statements
March 31, 2007 (Unaudited)
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

SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Condensed Notes to Financial Statements
March 31, 2007 (Unaudited)
The estimated maturities of long-term debt at March 31, 2007 are as follows:

2008	$2,151,250
2009	4,312,500
2010	4,447,500
2011	4,467,500
After 2011	19,426,250

Total long-term debt	$34,805,000

7. COMMITMENTS AND CONTINGENCIES
Construction Contracts
In January 2006, the Company signed a lump-sum design-build agreement with a general contractor, a related party, for a fixed contract price including change orders of approximately $56,997,000. As part of the contract, the Company paid a mobilization fee, subject to retainage. Monthly applications are submitted for work performed with final payment due upon final completion. The design-build agreement includes a provision whereby the general contractor receives an early completion bonus for each day the construction is complete prior to 485 days. An employee of the general contractor is an investor and director of the Company. An affiliate of the general contractor is an investor in the Company. As of March 31, 2007, the Company has incurred approximately $56,980,000 for these services with approximately $2,831,000 included in construction payable including retainage amounts.
Expansion Design Build Letter of Intent
In December 2006, the Company signed a letter of intent with the current general contractor as discussed above to design and build a 50 million gallon expansion of the ethanol plant at a total contract price of approximately $56,997,000. This letter of intent does not include all costs of the expansion. The contract price is subject to price increases based on factors including increases in construction costs and the timing until notice to proceed is given. The letter of intent shall terminate on December 31, 2007 unless the basic size and design of the expansion have been agreed upon and minimum funding is met. As part of the letter of intent, the Company paid a $500,000 non-refundable commitment fee in December 2006, which was recorded as an expansion deposit. It is reasonably possible that the expansion may not proceed, at which point this payment will be expensed.
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
March 31, 2007 (Unaudited)
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
Marketing agreements
In February 2006, the Company entered into a marketing agreement with an unrelated party to purchase the distillers grains with solubles (DGS) the Company is expected to produce, except what is sold locally. The buyer agrees to pay the Company a percentage of the selling price, subject to a minimum amount per ton. The agreement commences when the Company begins producing DGS and continues for one year initially and is terminable thereafter by either party with four months notice.
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
Utility contracts
In March 2006, the Company entered into an agreement with an unrelated party to provide all natural gas required by the Company for the period from the date the facilities are installed and for ten years thereafter. The agreement requires minimum charges over the ten year period of approximately $50,000 per month beginning at the start of production. The Company also is required to make a construction security payment and demand payment totaling approximately $1,182,000 related to the pipeline construction which may be partially refundable based on the Company’s credit history.
In September 2006, the Company entered into an agreement with an unrelated party for the acquisition and installation of water treatment equipment. The agreement also provides for chemicals and ongoing support and services for the water treatment equipment for an initial term of three years from the date the plant becomes operational and is renewable for additional one-year terms. The Company will pay approximately $1,700,000 for the equipment and then $9,400 per month beginning in April 2007 for the necessary chemicals and support services based on name plate production. As of March 31, 2007, the Company has incurred approximately $1,607,000 for these services.
In February 2007, the Company entered into an agreement with an unrelated party to purchase all electrical power required by the Company beginning in April 2007 or the date the substation is energized and continues perpetually thereafter. The Company is required to make a security deposit equal to 1.5 month’s average usage, adjusted annually. In addition, the Company will contribute approximately $719,000 for the construction of the electrical substation.
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

SIOUXLAND ETHANOL, LLC
(A Development Stage Company)
Condensed Notes to Financial Statements
March 31, 2007 (Unaudited)
operations commence. Either party may terminate the agreement subject to specific guidelines in the agreement. The owner of the landfill is an investor of the Company.
Rail Car Lease Agreement
In December 2006, the Company entered into a five-year lease agreement for fifteen covered hopper cars and a ten-year lease agreement for thirty-five covered hopper cars with an unrelated party. The Company will pay approximately $1,365 per car per month for the first five years and then approximately $618 per car per month for the remaining five years of the lease agreement starting in February 2007 when the rail cars were delivered. The base monthly rents under the lease agreements were subject to a one-time adjustment as of the delivery dates of the first cars delivered based on interest rate changes and raw material cost increases. In addition, a surcharge of $0.03 per mile will be assessed for each mile in excess of 36,000 miles per year a car travels. The Company provided a standby letter of credit for approximately $381,000 as described in Note 5. Rent expense was approximately $67,000 for the three and six months ended March 31, 2007.
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
Forward Contracts
The Company has forward contracts in place for corn purchases of approximately $22,738,000 through September 2010, which represents approximately 10% of the Company’s anticipated purchases over the period.

Item 2. Management’s Discussion and Analysis and Plan of Operations.
Overview
     Siouxland Ethanol, LLC is a Nebraska limited liability company that was formed on August 12, 2004 for the purpose of constructing and operating a dry mill corn-based ethanol plant near Jackson, Nebraska. The plant, which was completed in May 2007, has a stated capacity to produce 50 million gallons of denatured fuel grade ethanol and 160,000 tons of dried distillers’ grains per year. In January 2006, we announced our intent to double the production capacity of our plant from an annual ethanol production capacity of 50 million gallons to 100 million gallons. We are still considering the expansion and related financing options.
Results of Operation
     During the quarter ended March 31, 2007, we remained in the development phase and our ethanol plant was not yet operational. Accordingly, we generated no revenues during this period other than interest income earned on our cash balances and a patronage dividend received from a lender. During the quarter and six months ended March 31, 2007, we incurred operating expenses of $486,931 and 693,611, respectively, which consisted primarily of professional fees and general and administrative expenses. During the quarter and six months ended March 31, 2007, we earned net interest income of $22,880 and $41,789, respectively. We also received $65,888 during the quarter ended March 31, 2007 representing patronage dividends from lenders. We realized a gain on derivative instruments of $126,283 during the six months ended March 31, 2007, but realized a loss on derivative instruments of $156,792 during the three months ended on that date. Net losses for the quarter and six months ended March 31, 2007 equaled of $554,955 ($146.46 per unit) and $459,651($121.31 per unit), respectively. At March 31, 2007, our accumulated deficit equaled $673,290. The results of operations during the quarter and six month period are not indicative of the future results of operations that we anticipate for the company for the remainder of 2007 now that our ethanol plant is completed and will soon begin full-scale commercial operations.
Liquidity and Capital Resources
     The total cost to complete the construction of the initial 50 million gallon per year ethanol plant and the associated infrastructure, land acquisition and development, and various start-up costs equaled approximately $88 million through the commencement of operations in May 2007. We capitalized approximately $73 million in connection with these activities through March 31, 2007. Construction costs of the proposed 50 million gallon per year expansion are expected to approximate the total costs associated with bringing the first 50 million gallon plant into production.
     We financed the costs of the initial plant with a combination of equity and debt as described below. We are still considering the expansion and related financing options and have no commitments with respect to providing such financing at this time.
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
     As of March 31, 2007, we had cash and cash equivalents (other than restricted cash) of approximately $1.6 million and total assets of approximately $76.9 million. We expect that the funds from our equity and debt financings remaining after completion of the construction of our initial 50 million gallon per year ethanol plant, when combined with anticipated revenues generated from the sale of ethanol and distillers grains produced at the plant beginning in May 2007, will be sufficient to meet our operating expenses going forward. However, there is no assurance that the funds available to us will be sufficient to cover our anticipated capital needs and operating expenses, particularly if the sale of ethanol and distillers grains do not produce revenues in the amounts currently anticipated or if our operating costs, including specifically the cost of corn and other inputs, are greater than anticipated. In addition, if we determine to proceed with the expansion of the ethanol plant’s productive capacity from 50 million to 100 million gallons per year, we will need to obtain additional funds of approximately $88,000,000. We would expect to finance the costs of any such expansion through a combination of additional debt and equity financing along with retained earnings from the operation of the initial 50 million gallon per year phase of the ethanol plant.
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
Item 3. Controls and Procedures
     Our management, including our President and Chairman (the principal executive officer), Tom Lynch, along with our Treasurer (the principal financial officer), John Kingsbury, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.
     Our management, consisting of our President and Chief Executive Officer and our Treasurer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of March 31, 2007 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
     The following exhibits are included in this report:
10.1	Power Purchase Agreement, dated February 2, 2007, between the Company and Northeast Nebraska Public Power District.

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a).

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIOUXLAND ETHANOL, LLC

Date: May 20, 2007	/s/ Tom Lynch Tom Lynch
Chairman and President (Principal Executive Officer)

Date: May 20, 2007	/s/ John Kingsbury John Kingsbury
Treasurer (Principal Financial and Accounting Officer)