Form 10QSB
period 2007-06-30
Siouxland Ethanol, LLC
filed 2007-08-14
CIK 1320050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended June 30, 2007
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
(402) 632-2676
(Issuer’s telephone number)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       ☑      Yes      ☐      No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       ☐      Yes      ☑      No
As of August 14, 2007, there were 3,789 membership units outstanding.
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
•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in the markets for ethanol and distillers grains, including the effects of possible overproduction of ethanol or distillers grain;

•	Changes in the availability and price of natural gas, corn and other inputs;

•	Changes in federal and/or state laws (including the elimination of federal and/or state ethanol tax incentives);

•	Changes in our business strategy, capital improvements or plans for additional development;

•	Changes in the environmental regulations that apply to our plant site and operations;

•	Changes and advances in ethanol production technology;

•	Competition from alternative fuel additives; and

•	Changes in interest rates on our variable rate borrowings.
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
     ALL REFERENCES TO “WE,” “US,” “OUR” AND THE “COMPANY” IN THIS REPORT REFER TO SIOUXLAND ETHANOL, LLC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SIOUXLAND ETHANOL, LLC
Condensed Balance Sheet

June 30,
2007
(Unaudited)
ASSETS
Current Assets
Cash and equivalents	$3,933,385
Restricted cash	382,366
Accounts receivable	3,944,500
Inventory	4,223,978
Prepaid and other	229,018

Total current assets	12,713,247

Property and Equipment
Land and land improvements	7,328,165
Buildings and equipment	71,147,313
Office equipment	179,546

78,655,024
Less accumulated depreciation	(634,407)

Net property and equipment	78,020,617

Other Assets
Restricted cash	403,000
Expansion deposit	527,750
Debt issuance costs, net of amortization	589,548

1,520,298

Total Assets	$92,254,162

LIABILITIES AND EQUITY

Current Liabilities
Current maturities of long-term debt	$3,569,375
Line of credit	964,025
Accounts payable	2,555,048
Accrued expenses	214,247
Derivative instruments	425,075
Construction payable	3,850,040

Total current liabilities	11,577,810

Long-Term Debt, less current maturities	43,335,625

Commitments and Contingencies

Members’ Equity, 3,789 units issued and outstanding	37,340,727

Total Liabilities and Members’ Equity	$92,254,162

Notes to Financial Statements are an integral part of this Statement.

SIOUXLAND ETHANOL, LLC
Condensed Statement of Operations

	Quarter Ended	Quarter Ended
	June 30,	June 30,
	2007	2006
	(Unaudited)	(Unaudited)
Revenues	$14,045,171	$—

Cost of Goods Sold	11,316,274

Gross Margin	2,728,897	—

Selling, General, and Administrative Expenses	750,033	80,293

Operating Income (Loss)	1,978,864	(80,293)

Other Income (Expense)
Interest income	5,720	309,720
Interest expense	(462,985)	—
Other income	1,000	10

Total other income (expense)	(456,265)	309,730

Net Income	$1,522,599	$229,437

Weighted Average Units Outstanding	3,789	3,783

Net Income Per Unit	$401.85	$60.65

Notes to Financial Statements are an integral part of this Statement.

SIOUXLAND ETHANOL, LLC
Condensed Statement of Operations

	Nine Months Ended	Nine Months Ended
	June 30,	June 30,
	2007	2006
	(Unaudited)	(Unaudited)
Revenues	$14,045,171	$—

Cost of Goods Sold	11,189,991	—

Gross Margin	2,855,180	—

Selling, General, and Administrative Expenses	1,443,644	431,180

Operating Income (Loss)	1,411,536	(431,180)

Other Income (Expense)
Interest income	47,509	822,827
Interest expense	(462,985)	(3,523)
Other income	66,888	1,463

Total other income (expense)	(348,588)	820,767

Net Income	$1,062,948	$389,587

Weighted Average Units Outstanding	3,789	3,336

Net Income Per Unit	$280.54	$116.78

Notes to Financial Statements are an integral part of this Statement.

SIOUXLAND ETHANOL, LLC
Condensed Statement of Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2007	2006
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income	$1,062,948	$389,587
Adjustments to reconcile net income to net cash from operations:
Depreciation and amortization	669,433	1,657
Change in assets and liabilities
Restricted cash	52,382	—
Accounts receivable	(3,944,500)	—
Other receivables	5,437	(51,018)
Inventory	(4,223,978)	—
Derivative instruments	425,075
Prepaid and other	(187,850)	30,961
Accounts payable	2,412,215	(88,765)
Accrued expenses	205,166	64,119

Net cash provided by (used in) operating activities	(3,523,672)	346,541

Cash Flows from Investing Activities
Capital expenditures	(34,902,660)	(25,834,368)
Payments for expansion deposit	(527,750)	—

Net cash used in investing activities	(35,430,410)	(25,834,368)

Cash Flows from Financing Activities
Proceeds from bridge financing loan	—	760,000
Payments on bridge financing loan	—	(760,000)
Proceeds from long-term debt	38,838,743	—
Payments for financing costs and other	(111,529)	(357,286)
Member contributions	—	35,880,000
Payments for deferred offering costs	—	(41,852)

Net cash provided by financing activities	38,727,214	35,480,862

Net Increase (Decrease) in Cash and Equivalents	(226,868)	9,993,035

Cash and Equivalents – Beginning of Period	4,160,253	213,598

Cash and Equivalents – End of Period	$3,933,385	$10,206,633

Supplemental Cash Flow Information
Cash paid for interest	$896,371	$3,523

Supplemental Disclosure of Noncash Investing and Financing Activities
Construction in progress in construction payable	$3,850,040	$2,763,320
Land options exercised for land purchased	$—	$4,500
Debt issuance costs financed with TIF financing	$282	$—
Deferred offering costs offset against member contributions	$—	$423,582
Notes to Financial Statements are an integral part of this Statement.

SIOUXLAND ETHANOL, LLC
Condensed Notes to Financial Statements
June 30, 2007 (Unaudited)
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
Nature of Business
Siouxland Ethanol, LLC produces and sells fuel ethanol and distillers’ grains, a co-product of the fuel ethanol production process, in the continental United States. The Company began its plant operations in May 2007. Prior to May 2007, the Company was in the development stage. The Company operates a 50 million gallon ethanol plant in Dakota County, Nebraska. In January 2006, the Company announced its plans to double the size of the plant from a 50 million gallon ethanol plant to a 100 million gallon ethanol plant. The Company is still considering financing options for the expansion.
Accounting Estimates
Management uses estimates and assumptions in preparing these financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.
Revenue Recognition
The Company sells ethanol and distillers grains pursuant to marketing agreements. Revenues are recognized when the customer has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured. The Company’s products are shipped FOB shipping point.
In accordance with the Company’s ethanol marketing agreement, a fixed percentage of the final average net ethanol selling price per gallon is deducted for marketing, storage, and transportation costs and is recorded in selling, general and administrative expenses.
Restricted Cash
The Company maintains cash accounts set aside for capital interest and debt servicing requirements as part of the tax increment financing described in Note 5. The Company is also periodically required to maintain cash balances at its broker related to derivative instrument positions.
Accounts Receivable
Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral.

SIOUXLAND ETHANOL, LLC
Condensed Notes to Financial Statements
June 30, 2007 (Unaudited)
Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms. Accounts considered uncollectible are written off. The Company’s estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. At June 30, 2007, the Company was of the belief that all of its accounts receivable were collectible and, accordingly, no allowance was considered necessary.
Inventory
Inventory consists of raw materials, supplies, work in process, and finished goods. Inventory is stated at the lower of average cost or market on a first-in, first-out (FIFO) basis.
Property and Equipment
Property and equipment are stated at the lower of cost or estimated fair value. Depreciation is computed by the straight-line method over estimated useful lives. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.
The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value.
The Company capitalized construction costs and construction period interest until its ethanol plant was placed in service in May 2007. The construction payable of approximately $3,850,000 includes approximately $2,859,000 of retainage. The Company capitalized interest of approximately $615,000 and approximately $1,511,000 for the three months and nine months ended June 30, 2007, respectively. Capitalized interest also includes the amortization of debt issuance costs of approximately $8,000 and approximately $32,000 for the three and nine months ended June 30, 2007. All amounts included in construction in progress have been placed in service during the three months ended June 30, 2007 when operations commenced.
Derivative Instruments
In order to reduce the risks caused by fluctuations in the market price of corn, the Company hedges its anticipated corn purchases by entering into options and futures contracts. These contracts are used to fix the purchase price of the Company’s anticipated requirements of corn for its ethanol production activities. The Company accounts for these options and future contracts as derivatives in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires the recognition of derivatives in the balance sheet and the measurement of these instruments at fair value. The fair value of the Company’s option and future contracts is based on quoted prices in active exchange-traded or over-the-counter market conditions.
The Company does not designate its options and future contracts as hedges and, therefore, it marks these instruments to market on a monthly basis and records the increases and decreases in value of these contracts through adjustments to its costs of goods sold on its statement of operations.
Additionally, SFAS No. 133 requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative

SIOUXLAND ETHANOL, LLC
Condensed Notes to Financial Statements
June 30, 2007 (Unaudited)
may be exempted as “normal purchases or normal sales.” Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirement of normal are documented as normal and exempted from the accounting and reporting requirements of SFAS No. 133, and therefore, are not marked to market in the Company’s financial statements.
Debt Issuance Costs
Costs associated with the issuance of debt are recorded as debt issuance costs and are amortized over the life of the related debt using the effective interest method. As of June 30, 2007, the Company had approximately $38,000 of amortization related to debt issuance costs. The Company capitalized approximately $32,000 of these costs, along with interest costs, during construction of the plant and expensed approximately $6,000 when operations commenced through June 30, 2007.
Fair Value of Financial Instruments
The carrying value of cash and equivalents and restricted cash approximate their fair value.
The Company believes the carrying amount of derivative instruments approximates fair value based on quoted market prices.
It is not currently practicable to estimate fair value of the line of credit and long-term debt. Because these agreements contain certain unique terms, conditions, covenants, and restrictions, as discussed in Notes 4 and 5, there are no readily determinable similar instruments on which to base an estimate of fair value.
Environmental Liabilities
The Company’s operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices, and procedures in the areas of pollution control, occupational health, and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability, which could result from such events. Environmental liabilities are recorded when the liability is probable and the costs can be reasonably estimated.
Reclassifications
The presentation of certain items in the condensed statement of operations for the nine months ended June 30, 2007 have been changed to conform to the classifications used at June 30, 2007. These reclassifications had no effect on members’ equity, net income, or cash flows previously reported.
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

SIOUXLAND ETHANOL, LLC
Condensed Notes to Financial Statements
June 30, 2007 (Unaudited)
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
2. INVENTORY
Inventory consisted of the following at June 30, 2007:

Raw materials	$1,154,031
Supplies	264,896
Work in process	1,059,492
Finished goods	1,745,559

Total	$4,223,978

3. DERIVATIVE INSTRUMENTS
As of June 30, 2007, the Company has recorded a liability for derivative instruments of approximately $425,000. The Company recorded losses on derivative instruments of approximately $530,000 and $404,000 for the three months and nine months ended June 30, 2007 in cost of goods sold. None of the derivative instrument positions are accounted for as fair value or cash flow hedges.
4. LINE OF CREDIT
In October 2006, the Company obtained a line of credit for up to $3,500,000, subject to borrowing base limitations, until November 2007. Interest accrues at the three-month LIBOR plus 3%, which totaled 8.37% at June 30, 2007, and is payable monthly. The Company is obligated to pay the lender an unused commitment fee equal to .35% on the unused portion. The Company has issued a standby letter of credit totaling $381,000 related to rail car leases described in Note 6, which reduces the amounts available on the line of credit. The line of credit is secured by a common credit agreement along with the revolving promissory note and the term note described in Note 5.

SIOUXLAND ETHANOL, LLC
Condensed Notes to Financial Statements
June 30, 2007 (Unaudited)
5. LONG-TERM DEBT
Long-term debt consists of the following at June 30, 2007:

Term note payable to lending institution, see terms below	$34,368,750
Revolving promissory note to lending institution, see terms below	8,506,250
Tax increment financing, see terms below	4,030,000

Total long-term debt	$46,905,000

Term Note
The Company obtained debt financing for the construction of the ethanol plant from a lending institution in the form of a term note and revolving promissory note, as described below. The term note provides for borrowings up to $35,643,750, which was increased from $32,268,750 in May 2007. The Company made interest payments for both loans during the construction phase at the three-month LIBOR plus 3%, which totaled 8.37% at June 30, 2007. The Company is required to make 30 quarterly principal installments of $1,188,125 plus accrued interest beginning six months following substantial completion, but no later than December 1, 2007, payable in full in June 2015. In addition to the scheduled payments, the Company will be required to make additional principal payments equal to 65% of the Company’s excess cash flow not to exceed $2,000,000 per fiscal year and an aggregate total of $6,000,000. As part of the financing agreement, the premium above LIBOR may be reduced to 2.85% for based on a financial ratio.
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
Revolving Promissory Note
The Company has a revolving promissory note with the same lending institution for up to $11,881,250, which was increased from $10,756,250 in May 2007. The Company is required to pay interest on the principal advances monthly at the three-month LIBOR rate plus 3% which totaled 8.37% at June 30, 2007. Beginning in September 2015 or three months after the repayment of the term note described above, the Company is required to make 10 quarterly installments of $1,188,125 plus accrued interest until December 1, 2017. The Company pays a commitment fee of .5% on the unused portion of the revolving promissory note. The revolving promissory note as well as the term note described above and the line of credit are subject to a common credit agreement with various financial and non-financial covenants that limit distributions, require minimum debt service coverage, net worth and working capital requirements, and secured by all business assets.
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

SIOUXLAND ETHANOL, LLC
Condensed Notes to Financial Statements
June 30, 2007 (Unaudited)
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

SIOUXLAND ETHANOL, LLC
Condensed Notes to Financial Statements
June 30, 2007 (Unaudited)
The estimated maturities of long-term debt at June 30, 2007 are as follows:

2008	$3,569,375
2009	4,827,500
2010	4,907,500
2011	4,922,500
2012	4,937,500
After 2012	23,740,625

Total long-term debt	$46,905,000

6. LEASES
The Company has a five-year lease agreement for fifteen covered hopper cars and a ten-year lease agreement for thirty-five covered hopper cars with an unrelated party to assist with the transport of distillers grains by rail. The Company will pay approximately $1,365 per car per month for the first five years and then approximately $618 per car per month for the remaining five years of the lease agreement, which began in February 2007 when the rail cars were delivered. In addition, a surcharge of $0.03 per mile will be assessed for each mile in excess of 36,000 miles per year a car travels. The Company provided a standby letter of credit for approximately $381,000 as described in Note 4. Rent expense was approximately $140,000 and $208,000 for the three and nine months ended June 30, 2007, respectively.
7. COMMITMENTS AND CONTINGENCIES
Construction Contracts
In January 2006, the Company signed a lump-sum design-build agreement with a general contractor, a related party, for a fixed contract price including change orders of approximately $56,997,000. As part of the contract, the Company paid a mobilization fee, subject to retainage. Monthly applications are submitted for work performed with final payment due upon final completion. The design-build agreement includes a provision whereby the general contractor receives an early completion bonus for each day the construction is complete prior to 485 days. An employee of the general contractor is an investor and director of the Company. An affiliate of the general contractor is an investor in the Company. As of June 30, 2007, the Company has incurred approximately $60,776,000 for contract services and additional services with approximately $3,278,000 included in construction payable including retainage amounts.
Expansion Design Build Letter of Intent
In December 2006, the Company signed a letter of intent with the current general contractor as discussed above to design and build a 50 million gallon expansion of the ethanol plant at a total contract price of approximately $56,997,000. This letter of intent does not include all costs of the expansion. The contract price is subject to price increases based on factors including increases in construction costs and the timing until the notice to proceed is given. The letter of intent shall terminate on December 31, 2007 unless the basic size and design of the expansion have been agreed upon and minimum funding is met. As part of the letter of intent, the Company paid a $500,000 non-refundable commitment fee in December 2006, which was recorded as an expansion deposit. It is reasonably possible that the expansion may not proceed, at which point this payment will be expensed. The Company has capitalized preliminary construction costs related to the expansion along with the commitment fee.

SIOUXLAND ETHANOL, LLC
Condensed Notes to Financial Statements
June 30, 2007 (Unaudited)
Rail Service and Construction Agreement
In November 2006, the Company entered into a rail service and construction agreement with an unrelated party to provide rail service to the ethanol plant. The Company was responsible for the construction of a sidetrack from the mainline to the entrance of the plant and the tracks inside the plant. The Company was reimbursed approximately $537,000 for the cost of constructing the sidetrack. The Company guarantees it will ship a minimum of 1,500 rail cars in each of the first five years after completion of the ethanol plant. In the event the minimum is not met in any of the years, the Company will pay $75 for each car short of the minimum. In addition, the Company will lease, at no additional cost, the sidetrack for their non-exclusive use. Either party may terminate the agreement following the five year term with thirty days notice.
Marketing Agreements
In February 2006, the Company entered into a marketing agreement with an unrelated party to purchase the Company’s distillers grains with solubles (DGS), except what is sold locally. The buyer agreed to pay the Company a percentage of the selling price, subject to a minimum amount per ton. The agreement commenced when the Company began producing DGS and continues for one year initially and is terminable thereafter by either party with four months notice.
In March 2006, the Company entered into a marketing agreement with an unrelated party for the sale of the Company’s ethanol production. The Company agrees to pay the buyer a percentage of the sales price for certain marketing, storage, and transportation costs. The initial term is for two years from commencement of operations with renewal options thereafter in one year increments.
Utility contracts
In March 2006, the Company entered into an agreement with an unrelated party to provide all natural gas required by the Company for the period from the date the facilities are installed and for ten years thereafter. The agreement requires minimum charges over the ten year period of approximately $50,000 per month beginning at the start of production. The Company paid a construction security payment and demand payment totaling approximately $1,182,000 related to the pipeline construction which may be partially refundable based on the Company’s credit history.
In September 2006, the Company entered into an agreement with an unrelated party for the acquisition and installation of water treatment equipment. The agreement also provides for chemicals and ongoing support and services for the water treatment equipment for an initial term of three years from the date the plant became operational and is renewable for additional one-year terms. The Company paid approximately $1,785,000 for the equipment and then $9,400 per month beginning in April 2007 for the necessary chemicals and support services based on name plate production.
In February 2007, the Company entered into an agreement with an unrelated party to purchase all electrical power required by the Company beginning in April 2007 or the date the substation is energized and continues perpetually thereafter. The Company is required to make a security deposit equal to 1.5 month’s average usage, adjusted annually. In addition, the Company incurred approximately $719,000 for the construction of the electrical substation.

SIOUXLAND ETHANOL, LLC
Condensed Notes to Financial Statements
June 30, 2007 (Unaudited)
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
Grant
The Company received $77,500 through a Community Development Block Grant received by Dakota County from Nebraska’s Department of Economic Development which it used to partially finance a road to its ethanol plant. As part of the grant, the Company must create and maintain a specified number of jobs, which principally benefit low to moderate income persons. If the grant conditions are not fulfilled, the Company and the County will be obligated to repay the grant to the Department of Economic Development.
Forward Contracts
The Company has forward contracts in place for corn purchases of approximately $22,673,000 through September 2010, which represents approximately 11% of the Company’s anticipated purchases over the period.

Item 2. Management’s Discussion and Analysis and Plan of Operations.
Overview
     Siouxland Ethanol, LLC is a Nebraska limited liability company that was formed on August 12, 2004 for the purpose of constructing and operating a dry mill corn-based ethanol plant near Jackson, Nebraska (the “Plant”). The Plant has a stated capacity to produce 50 million gallons of denatured fuel grade ethanol and 160,000 tons of dried distillers’ grains per year. The Plant was completed, and full scale production of ethanol and distillers’ grains at the Plant began, in May 2007. Accordingly, our results of operations for the period ended June 30, 2007 represent a transition from a development phase company to an operational company and, as a result, are not necessarily indicative of the results of operations we may experience in future periods.
     In addition, we are subject to a number factors, including those affecting the fuel ethanol industry generally, and these factors may affect our future operating and financial performance. These factors include, but are not limited to, the available supply and cost of corn from which our ethanol and distillers grains are processed; the cost of natural gas, which we use in the production process, dependence on our ethanol marketer and distillers grains marketer to market and distribute our products; the intensely competitive nature of the ethanol industry; possible legislation at the federal, state and/or local level; changes in federal ethanol tax incentives and other policies; and the cost of complying with extensive environmental laws that regulate our industry.
     In January 2006, we announced our intent to double the production capacity of the Plant from an annual ethanol production capacity of 50 million gallons to 100 million gallons. We are still considering the expansion and related financing options.
Results of Operations
     During the quarter ended June 30, 2007, we transitioned from a development stage company to an operational company and we did not begin commercial production of fuel ethanol and distillers grains until approximately halfway through the period. The following table shows summary information from our Statement of Operations for three months ended June 30, 2007. Because we were not operational during the quarter ended June 30, 2006, we have not provided a comparison of our financial results between reporting periods in this report.

	Three Months Ended
	June 30, 2007
	(Unaudited)
	Amount	Percent
Income Statement Data

Revenue	$14,045,171	100.0%
Cost of Sales	11,316,274	80.6%

Gross Profit	2,278,897	19.4%
Operating Expenses	750,033	5.3%

Operating Income	1,978,864	14.1%
Interest Income	5,720	0.0%
Other Income	1,000	0.0%
Interest Expense	(462,985)	3.3%

Net Income	$1,522,599	10.8%

Revenues
     We received our first revenues from the sale of fuel ethanol and distillers’ grains with solubles (“DGS”) produced at the Plant during the period ended June 30, 2007. Ethanol revenues during the period were approximately $12.6 million. All sales of ethanol were made pursuant to the terms of an ethanol marketing agreement that we entered into with Archer Daniels Midland Co. (“ADM”). Under the terms of this marketing agreement, ADM purchases 100% of our ethanol production (subject to a maximum of 60 million gallons per year) at a price equal to the average price at which it sells ethanol (including ethanol produced by two ethanol plants owned by ADM subject to adjustments for hedging gains and losses) to its customers, less charges for marketing, storage and transportation costs. Future prices for fuel ethanol will be affected by a variety of factors beyond our control including, the demand for ethanol as a motor fuel, federal incentives for ethanol production, the amount and timing of additional domestic ethanol production and ethanol imports and petroleum and gasoline prices.
     Total Sales of DGS during the quarter equaled approximately $1.5 million. We sold all distiller’s dried grains with solubles (“DDGS”) produced during the quarter under the terms of a DGS marketing agreement entered into with Commodity Specialist Company (“CSC”). Under the DGS marketing agreement, CSC pays us 98% of the actual sale price it receives from the sale of DDGS to end users, less all freight costs, subject to a minimum price of $1.50 per ton. We sell the wet distillers grains and solubles produced at the Plant to end users in the local market at current market prices. However, if local markets do not supply competitive prices, we may market all of our distillers’ grains through CSC. Prices for distillers’ grains are also affected by a number of factors beyond our control such as the supply of and demand for distillers’ grains as an animal feed and prices for competing feeds.
Cost of Sales
     Costs of sales during the period ended June 30, 2007 was 80.6% of total revenues. Costs of sales includes, among other things, the cost of corn and natural gas used in ethanol and DGS production (which are the largest two components of costs of sales) and wages, salaries and benefits of production personnel at the Plant. We use approximately 1.5 million bushels of corn and 135,000 decatherms of natural gas per month at the Plant. We contract with local farmers for our corn supply and use various natural gas vendors to supply the natural gas necessary to operate the Plant. We also plan to supplement our natural gas requirement with methane generated at a landfill located near the Plant, although the savings from using methane is not known at this time.
     The cost of both corn and natural gas fluctuate based on supply and demand which, in turn, is affected by a number of factors which are beyond our control. We expect our gross margin to fluctuate in the future based on the relative prices of corn, natural gas and fuel ethanol. We use futures and options contracts to minimize our exposure to movements in corn prices, but there is no assurance that these hedging strategies will be effective. At June 30, 2007, none of our derivative contracts were designated as hedges and, as a result, changes to the market value of these contracts is recognized as an increase or decrease to our costs of goods sold. For the three months ended June 30, 2007, we recognized a loss of approximately $530,000 with respect to these contracts, which increased costs of goods sold during the period by this amount.
Operating Expense
     General and administrative expenses include, wages, salaries and benefits of administrative employees at the Plant, the ethanol marketing fee paid to ADM, insurance, professional fees and similar costs. These expenses represented 5.3% of total revenues for the three months ended June 30, 2007.

Interest Expense and Interest Income
     Interest expense consists primarily of interest payments on our Credit Facility with Farm Credit Services of America FLCA. As of June 30, 2007, borrowings on this Credit Facility totaled approximately $42.9 million. We pay interest on the borrowed funds at a variable rate equivalent to LIBOR Short Term Index Rate plus 3.0%. The average interest rate on the Credit Facility during the quarter ended June 30, 2007 was 8.37% per annum. Also beginning on June 1, 2007, we began interest payments on our $4,030,000 Tax Increment Revenue Bonds, Taxable Series 2006A (the “TIF Bonds”) issued by the Community Redevelopment Authority of the Village of Jackson, Nebraska for the purpose of financing certain public redevelopment costs in connection with the Plant. The TIF Bonds bear interest at a fixed rate of 10% per annum on the outstanding principal.
Plan of Operations for the Next 12 Months
     Now that the Plant is operational, the Company’s plan of operation for the next twelve months will focus on (i) ensuring the Plant is operating as efficiently as possible and (ii) cost-effective purchasing of key manufacturing inputs such as corn and natural gas. We will also continue to evaluate the concept of expanding the capacity of the Plant from 50 million to 100 million gallons per year.
     As of June 30, 2007, we had cash and cash equivalents (other than restricted cash) of approximately $3.9 million and total assets of approximately $92.2 million. Payables as of that date included approximately $3.9 million representing the final payments due to Fagen, Inc. and others for construction of the Plant. This amount will be paid upon completion of certain “punch list” items. We expect that the funds from our equity and debt financings remaining after completion of the construction of the Plant, when combined with anticipated revenues generated from the sale of ethanol and DGS produced at the Plant, will be sufficient to meet our operating expenses going forward. However, there is no assurance that the funds available to us will be sufficient to cover our anticipated capital needs and operating expenses, particularly if the sale of ethanol and DGS does not produce revenues in the amounts currently anticipated or if our operating costs, including specifically the cost of corn, natural gas and other inputs, are greater than anticipated. In addition, if we determine to proceed with the expansion of the Plant’s productive capacity from 50 million to 100 million gallons per year, we will need to obtain additional funds of approximately $88,000,000. We would expect to finance the costs of any such expansion through a combination of additional debt and equity financing along with retained earnings from the operation of the initial 50 million gallon per year phase of the Plant. However, we currently have no commitments to provide such equity or debt financing for an expansion of the Plant.
Application of Critical Accounting Estimates
     Management uses estimates and assumptions in preparing our financial statements in accordance with accounting principles generally accepted in the United States. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. We do not believe that any of the significant accounting policies described in the notes to the financial statements is critical at this time, however we expect to continue to review our accounting policies now that operation of the Plant has commenced in order to determine if any of these accounting policies are critical.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.

Item 3. Controls and Procedures
     Our management, including our President and Chairman (the principal executive officer), Tom Lynch, along with our Treasurer (the principal financial officer), John Kingsbury, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.
     Our management, consisting of our President and Chief Executive Officer and our Treasurer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of June 30, 2007 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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

SIOUXLAND ETHANOL, LLC
Date: August 14, 2007	/s/ Tom Lynch
Tom Lynch
Chairman and President (Principal Executive Officer)

Date: August 14, 2007	/s/ John Kingsbury
John Kingsbury
Treasurer (Principal Financial and Accounting Officer)