Form 10KSB
period 2007-09-30
Siouxland Ethanol, LLC
filed 2007-12-31
CIK 1320050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2007.

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
Commission file number: 000-52420
SIOUXLAND ETHANOL, LLC
(Name of small business issuer in its charter)

Nebraska (State or other jurisdiction of incorporation or organization)	22-3902184 (I.R.S. Employer Identification No.)
1501 Knox Boulevard
Jackson, NE 68743
(Address of principal executive offices)
(402) 632-2676
(Issuer’s telephone number)
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act:
Limited Liability Company Membership Units
Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State issuer’s revenues for its most recent fiscal year. $45,838,559
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)
As of December 14, 2007, the aggregate market value of the membership units held by non-affiliates (computed by reference to the average asked price of such membership units as of such date) was $56,440,000.
As of December 14, 2007, there were 3,789 membership units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement pertaining to its 2008 Annual Members’ Meeting are incorporated by reference into Part III hereof.
Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

Information Regarding Forward Looking Statements
     This report contains forward-looking statements that related to future events, our future operations and actions and our expected future performance and results. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual operations, actions, performance and results may differ materially from these forward-looking statements for many reasons, including the following factors:
•	Changes in the markets for fuel ethanol as well as for petroleum, gasoline and other fuel additives;

•	Changes in the markets for distillers grains as well as for alternative livestock feeds;

•	Changes in the availability and prices of corn and natural gas and other factors that affect our costs;

•	The effectiveness of hedging strategies that we use to reduce the effects of fluctuating corn prices;

•	Operational or infrastructure difficulties at our single ethanol plant;

•	Changes in federal and/or state laws (including those relating to federal and/or state tax incentives for fuel ethanol production and tariffs on imported fuel ethanol);

•	Changes in our business strategy, capital improvements or development plans;

•	Changes in the environmental regulations that apply to our plant site and operations;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries; and

•	Changes and advances in ethanol production technology.

ii

     Our actual results or actions could differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described in this report. We are not under any duty to update the forward-looking statements contained in this report. We cannot guarantee future results, levels of activity, performance or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.
     All references to “we,” “us,” “our” and the “Company” in this report refer to Siouxland Ethanol, LLC.

iii

PART I
Item 1. DESCRIPTION OF BUSINESS.
     Siouxland Ethanol, LLC is a Nebraska limited liability company that was formed on August 12, 2004 for the purpose of constructing and operating a dry mill corn-based ethanol plant near Jackson, Nebraska with a stated capacity to produce 50 million gallons of denatured fuel grade ethanol and 160,000 tons of dried distillers’ grains per year. The total cost to complete the construction of our ethanol plant and the associated infrastructure, including land acquisition and development and various start-up expenses was approximately $80 million. We began commercial production of ethanol and distillers’ grains at the plant in late May 2007. Prior to that time, we were a development stage company.
     In January 2006, we announced our intent to double the annual production capacity of our plant from 50 million gallons to 100 million gallons. We continue to consider the expansion and related financing options. On December 11, 2006, we entered into a binding letter of intent with Fagen, Inc. (“Fagen”) under which Fagen is providing us with certain services necessary in connection with the development of a detailed description of the proposed 50 million gallon per year expansion to our ethanol plant and to establish a price for which Fagen would provide design, engineering, procurement of equipment and construction services for such an expansion. The purpose of the description is to develop pro forma cost data to determine if the expansion can be financed. Under the letter of intent, Fagen has an exclusive right to provide design, engineering, procurement of equipment and construction services for the proposed expansion. Construction costs of the proposed 50 million gallon expansion are expected to approximate the total costs associated with bringing the first 50 million gallon plant into production. If we determine that the expansion of the plant is economically feasible, we will enter into a Lump Sum Design-Build contract with Fagen for the design, engineering, procurement of equipment and construction services for the expansion. Certain of the terms of such a Design-Build contract are described in the letter of intent. The letter of intent was originally scheduled to expire on December 31, 2007, unless the basic size and design of the expansion has been determined and we have raised at least 10% of the necessary equity to finance the project. However, we have amended the letter of intent to extend the termination date to June 1, 2008.
Principal Products
     The principal product we produce is denatured ethanol to be used as a motor fuel. In addition to replacing part of the volume of gasoline used for motor fuel, ethanol acts as a high-quality octane enhancer and an oxygenate capable of reducing air pollution and improving automobile performance. Ethanol can also be used as a virtual replacement of gasoline in flexible fuel vehicles which can operate on fuels such as E85, which is a blend of 85% ethanol and 15% unleaded gasoline. Ethanol, or ethyl alcohol, is produced by the fermentation of sugars found in grains and other biomass. While ethanol can be produced from a number of different types of grains as well as from agricultural waste products, we produce ethanol from corn. Corn produces large quantities of carbohydrates, which convert into sugars more easily than most other kinds of biomass.
     In addition to ethanol, we produce distillers grains at our plant as a co-product of ethanol production. Distillers grains are used as a high protein, high-energy animal feed supplement and are marketed primarily to cattle feeders. Proteins in distillers grains are more digestible to cattle than certain other feed supplements and promote higher lactation in milk cows and greater weight gain in beef cattle. We produce both distillers dried grains with solubles (“DDGS”) and modified wet distillers grains with solubles (“MWDGS”) at our plant. The difference between DDGS and MWDGS is the moisture content and shelf life. MWDGS are dried to approximately 50% moisture. Although MWDGS require less drying, they have a shelf life of only approximately ten days which limits sales to local markets. DDGS are dried to 10% to 12% moisture and, as a result, have a much longer shelf life which allows them to be sold into markets outside of the immediate vicinity of the plant. The ratio of DDGS and MWDGS produced at the plant during fiscal 2007 was approximately 40% DDGS and 60% MWDGS.
Markets and Distribution
     The principal end users of the ethanol produced at our plant are refiners and blenders of gasoline. However, rather than market directly to these end users, we market all of the ethanol produced at our plant through an ethanol marketing agreement with Archer Daniels Midland Co. (“ADM”). Because we market our ethanol production in this manner, we do not need to develop an internal sales organization. Pursuant to our agreement with ADM, ADM pools between 40 and 60 million gallons of our ethanol per year with ethanol it produces. If we produce more than 60 million gallons of ethanol in a year, we may sell the excess to a third party only with ADM’s prior written consent. Alternatively, if we do not produce the minimum amount of 40 million gallons of ethanol, ADM may purchase ethanol elsewhere to cover the shortfall and charge us for any resulting excess costs or expenses it incurs. Pursuant to the Ethanol Marketing Agreement, ADM pays us the amount it receives from its customers, less expenses and a marketing fee, which is a percentage of the final average net ethanol selling price. The initial term of the Ethanol Marketing Agreement runs for two years from the date we first began ethanol production. After that, it will automatically renew for successive one-year terms unless terminated by either party upon six months written notice, by mutual agreement, or for cause.
     The principal end users of the dried distiller grain produced at our plant are cattle feeding operations. We have entered into a Distiller’s Grains Marketing Agreement with Commodity Specialist Company (“CSC”) under which CSC markets all of the DDGS we produce at our ethanol plant, except any DDGS that we may market at our ethanol plant to any person within a 60 mile radius of Jackson, Nebraska without the payment of any commission, cost penalty or fee. On August 7, 2007, CSC sold its distillers dried grains marketing business to CHS, Inc. (“CHS”) and, in connection with such sale, assigned all of its rights and duties under our Distiller’s Grains Marketing Agreement to CHS which agreed to assume all such rights and duties. We receive a price equal to 98% of the amount CHS receives from its buyers, less freight costs, subject to a minimum commission of $1.50 per ton. The agreement imposes quality standards on our DDGS. The term of the agreement is one year from commencement of production at our ethanol plant. After the one-year period, the agreement will continue until terminated by either party upon written notice. We sell the MWDGS produced at our plant to end users in the local market at contracted or current market prices. However, if local markets do not supply competitive prices, we may market MWDGS through CHS.
     Currently, we do not intend to capture and market any carbon dioxide produced by our plant.
Ethanol Demand and Supply
     According to the Ethanol Fact Book, published by the Clean Fuels Development Coalition, the U.S. ethanol industry now has a capacity to produce an estimated 7 billion gallons per year. Nearly 10 billion gallons of annual operating capacity is projected to be on line by 2008. The implementation of a Renewable Fuels Standard (“RFS”) contained in the Energy Policy Act of 2005 (the “2005 Energy Act”) is expected to continue to stimulate both the production and use of ethanol through the creation of a RFS which increases steadily from 4.0 billion gallons per year in 2006 to 7.5 billion gallons per year by 2012. In fact it appears the 2012 requirement will be surpassed approximately five years ahead of schedule. The Volumetric Ethanol Excise Tax Credit (“VEETC”) which has been in effect since January 1, 2005, is also expected to continue to increase the use of ethanol, including its use in higher concentration blends with gasoline such as E85, and to expand the E diesel and fuel cell markets. According to the Energy Information Administration, E85 consumption is projected to increase from a national total of 11 million gallons in 2003 to 47 million gallons in 2025. According to the Ethanol Fact Book, there are currently about 6 million flexible fuel vehicles (“FFVs”) that can use E85 on the road today and more than 1,200 service stations selling E85. FFV production is expected to double by 2008. In addition to a motor fuel, ethanol can also be used as an aviation fuel and as a hydrogen source for fuel cells.
     Ethanol is also a replacement for methyl tertiary-butyl ether (“MTBE”) which has been used as an oxygenate for gasoline. While the Energy Policy Act eliminated the Clean Air Act’s 2% oxygenate requirement for reformulated gasoline, the Clean Air Act still contains an oxygenated fuel requirement for areas classified as carbon monoxide non-attainment areas. These areas are required to establish an oxygenated fuels program for a period of no less than three months each winter. The minimum oxygenate requirement for gasoline sold in these areas is 2.7% by weight which is the equivalent of 7.7% ethanol by volume in a gasoline blend. Also, while the Energy Policy Act did not impose a national ban of MTBE, it did not include liability protection for manufacturers of MTBE. As a result, most refiners have elected to switch to ethanol rather than MTBE as an oxygenate for gasoline.
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

Federal Ethanol Support Programs
     There are several federal programs designed to provide additional economic incentives for the production of fuel ethanol. The most recent ethanol supports are contained in the 2005 Energy Act which creates a 7.5 billion gallon RFS which required gasoline refiners, blenders and importers (“Obligated Parties”) to use 4 billion gallons of renewable fuels in 2006, increasing to 7.5 billion gallons by 2012. Obligated Parties are required to demonstrate compliance with the RFS program by acquiring sufficient Renewable Identification Numbers (“RINs”), the unique numbers assigned to every batch of renewable fuels by its producer, to show that the required volume of renewable fuel were incorporated. The RFS system will be enforced through a system of registration, record keeping and reporting requirements for Obligated Parties, renewable fuels producers, as well as any party that procures or trades RINs. Violations of the RFS program may subject Obligated Parties to civil penalties for each day of each violation. A number of bills have been introduced in the U.S. Congress to increase the RFS even further, however, there can be no assurance that such legislation will be ultimately enacted.
     In addition to the federal renewable fuel standard, the federal government and various state governments have created incentive programs to encourage ethanol production and to enable ethanol-blended fuel to compete in domestic fuel markets with gasoline blended with MTBE. State incentive programs include production payments and income tax credits. Current federal tax supports for ethanol consist of the following:
•	Volumetric Ethanol Excise Tax Credit. On January 1, 2005, the Volumetric Ethanol Excise Tax Credit (“VEETC”) went into effect. Prior to VEETC, the federal excise tax on 10% ethanol-blended gasoline was 13.2 cents per gallon compared to 18.4 cents per gallon on regular gasoline. Under VEETC, the lower federal excise tax on ethanol-blended gasoline was eliminated. In place of the lower excise tax, the VEETC created a new volumetric ethanol excise tax credit of $0.51 per gallon of ethanol. Gasoline distributors apply for this credit on the same tax form as before only it is a credit from the government’s general revenue, not the highway trust fund. Based on volume, the VEETC is expected to allow greater refinery flexibility in blending ethanol since it makes the tax credit available on all ethanol blended with all gasoline, diesel and ethyl tertiary butyl ether (“ETBE”), including ethanol in E-85. The VEETC is scheduled to expire on December 31, 2010. A number of bills have been introduced in the Congress to extend ethanol tax credits, including some bills that would make the ethanol tax credits permanent. There can be no assurance, however, that such legislation will be enacted.

•	Small Ethanol Producer Tax Credit. Small ethanol producers are allowed an income tax credit equal to 10 cents per gallon on up to 15 million gallons of ethanol production annually. The tax credit is capped at $1.5 million per year per producer. Historically, a small ethanol producer was one with the capacity to produce up to 30 million gallons per annum. Under the 2005 Energy Act, the size limitation on the production capacity for small ethanol producers was increased from 30 million to 60 million gallons per year. This credit is available through 2008 and will be available to us unless our production exceeds the 60 million gallons per year limit by that time.

•	Other Tax Credits. The 2005 Energy Act created a new tax credit that permits taxpayers to claim a 30% credit (up to $30,000) for the cost of installing clean-fuel vehicle refueling equipment, such as an E85 fuel pump, to be used in a trade or business of the taxpayer or installed at the principal residence of the taxpayer. Under the provision, clean fuels are any fuel of which at least 85% of the volume consists of ethanol, natural gas, compressed natural gas, liquefied natural gas, liquefied petroleum gas, and hydrogen and any mixture of diesel fuel and biodiesel containing at least 20% biodiesel. The provision is effective for equipment placed in service after December 31, 2005, and before January 1, 2010.

•	Tariffs on Imported Ethanol. Ethanol imported into the United States is generally subject to an ad valorem tariff of 2.5% of the product value. A secondary duty of 14.27 cents per liter or 54 cents per gallon is also imposed on ethanol imports. The secondary duty was created to offset the value of the ethanol tax credit taken by the petroleum industry when ethanol, both domestic and imported, is blended with gasoline. Some bilateral trade agreements like the U.S.-Israel Free Trade Agreement and the North American Free Trade Agreement, allow ethanol that is produced completely with feedstocks from countries that are parties to these agreements to enter the U.S. duty-free. Congress has also created unilateral trade preference programs, such as the Caribbean Basin Initiative and the Andean Trade Preference Act, that allow ethanol

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
Competition
     The fuel ethanol industry is characterized by a large number of small participants all producing a commodity product that cannot be differentiated from the product of any other market participant. There are currently over 100 producers of fuel ethanol in the United States with capacities ranging from less than 500,000 gallons per year to over 1.0 billion gallons per year. The largest ethanol producers include POET, Archer Daniels Midland and VeraSun Energy Corporation. We may also compete with foreign ethanol producers, many of which have lower production costs than domestic ethanol producers. Many of these foreign producers, particularly those located in the Caribbean basin and Central America, may import ethanol into the United States at low tariff rates or free of tariffs. Additional ethanol producers are expected to continue to enter the market if the demand for ethanol continues to increase. We plan to compete with other ethanol producers primarily on the basis of price by being an efficient and low cost producer. However, there is no assurance that we will be able to produce ethanol at a lower overall price than competitors or that new technologies or methods of ethanol production will not be developed that allow competitors to produce ethanol less expensively than us.
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
Corn Feedstock
     Our plant requires approximately 19 million bushels of corn per year for our dry milling process. In general, we obtain corn primarily from farmers in the six county area around the site of the plant and expect corn production in this area to be adequate for our needs. We anticipate establishing ongoing business relationships with local farmers and grain elevators to acquire the corn needed for the project. We compete with other users of corn in the area including other producers of ethanol, livestock feeders and corn processing companies. The availability of corn, and the price at which we will be able to purchase corn, will depend on prevailing market conditions, which can be volatile. There can be no assurance that a corn shortage will not develop, particularly if there are other ethanol plants competing for corn, an extended drought or other production problems. Because the market price of ethanol is not necessarily tied to grain prices, ethanol producers are generally not able to compensate for increases in the cost of grain feedstock through adjustments in prices charged for their ethanol. Therefore, it can be expected that the profitability of ethanol production will be reduced during periods of high grain prices.

     Our grain procurement manager is charged with ensuring a consistent scheduling of corn deliveries to our plant and uses forward contracting and hedging strategies, including derivative instruments such as futures and option contracts, to manage our commodity risk exposure. We anticipate that most of our grain will be acquired in this manner. Forward contracts allow us to purchase corn for future delivery at fixed prices without using the futures market. The corn futures market allows us to trade in standard units of corn for delivery at specific times in the future. Option contracts consist of call options (options to purchase a fixed amount of a commodity) and put options (options to sell a fixed amount of a commodity). We expect to use a combination of these derivative instruments in our hedging strategies to help guard against corn price volatility. In October 2006, we obtained a $3.5 million revolving term note which we use to finance hedging activities with respect to corn. Hedging means protecting the price at which we buy corn and the price at which we will sell our products in the future. It is a way to attempt to reduce the risk caused by price fluctuations. The effectiveness of our hedging activities depends on, among other things, the cost of corn and our ability to sell enough ethanol and distillers grains to use all of the corn subject to futures and option contracts we have purchased as part of our hedging strategy. Although we will attempt to link hedging activities to sales plans and pricing activities, such hedging activities themselves can result in costs because price movements in corn contracts are highly volatile and are influenced by many factors that are beyond our control. We may incur such costs and they may be significant.
Utilities
     Our ethanol plant requires a significant and uninterrupted supply of electricity, natural gas and water to operate. We have entered into agreements with gas, electric and water utilities to provide our needed energy and water. There can be no assurance that those utilities will be able to reliably supply the gas, electricity and water that we need. If there is an interruption in the supply of energy or water for any reason, such as supply, delivery or mechanical problems, we may be required to halt production. If production is halted for an extended period of time, our financial performance may suffer.
     Natural Gas. Our plant produces steam from its own boiler system and dries the distillers dried grains via a direct gas-fired dryer. The plant requires a natural gas supply of approximately 4,000 Million British Thermal Units (“MMBtu”) per day when drying. If the direct gas-fired dryer operates 100% of the time for an entire year, the plant could consume approximately 1,400,000 MMBtu per year. Natural gas is expected to be the second largest component of our production costs. Natural gas prices have historically fluctuated dramatically, which could significantly affect the profitability of our operations. On March 14, 2006, we entered into natural gas throughput service agreement with Northern Natural Gas Company of Omaha, Nebraska (“Northern”). Pursuant to the agreement, Northern will provide us natural gas transportation through a dedicated pipeline. We paid Northern approximately $1,044,000 for a construction security deposit required by Northern to provide natural gas transportation to our plant. This construction security deposit will be reduced annually by one-tenth or until we are deemed creditworthy. In addition, the agreement provides that we must pay a reservation fee of approximately $138,000, which Northern will retain until we are deemed creditworthy. We are currently exploring the option of replacing these two deposits with standby letters of credit. We also signed an amendment to the natural gas throughput service agreement with Northern that became effective on February 1, 2007 and runs for a period of 10 years. Pursuant to the amendment, Northern transports natural gas to our plant and we pay Northern a monthly fee for the natural gas transportation, and a commodity rate equal to the maximum rate provided for in Northern’s Federal Energy Regulatory Commission (“FERC”) gas tariff.
     On July 28, 2006, we entered into a Landfill Gas Purchase and Sale Agreement with L.P. Gill, Inc. (“L.P.”) for the purchase of landfill gas and reimbursement of equipment and systems for combustion of such gas to power our ethanol plant. Pursuant to this agreement, L.P. is required to design, construct, operate, maintain and repair all equipment used to extract, capture, handle, store and/or transport the landfill gas from a nearby sanitary landfill to the northern edge of our site. We are required to design, install, and maintain specific equipment and systems required for the combustion of landfill gas in our plant. As part of the agreement, L.P. will reimburse us for all expenses we may incur for the design and installation of equipment necessary for the combustion of the landfill gas at the ethanol plant. Such reimbursement is limited to $400,000, which must be paid by L.P. prior to the end of the fifth year after the commencement date. In addition, we are required to purchase from L.P. all of the landfill gas extracted from L.P.’s landfill. We are required to pay L.P. for each MMBtu provided to the plant at a price set forth in the contract. The Agreement is for a term of fifteen years from the commencement date. The Agreement is subject to termination by either party after a period of thirty days following the occurrence of certain events as set forth in the contract. In December 2007, the Company initiated the use of landfill gas in its production process on a limited trial basis.
     Electricity. Our ethanol plant requires approximately 4.0 million kilowatts of electricity at peak demand. On February 2, 2007, we entered into a Power Purchase Agreement with Northeast Nebraska Public Power District (“NNPPD”) under which NNPPD provides electrical power to the plant. Electrical power is purchased according to NNPPD’s rate schedules, as adjusted by NNPPD from time to time, and may include minimum monthly billing amounts. We may also be billed for a proportionate amount of high-voltage transmission demand charges that NNPPD incurs. In lieu of maintaining a security deposit equal to 1.5 month’s average usage, we are in the process of securing an irrevocable standby bank letter of credit in the amount of $225,000. Also, we were required to contribute approximately $719,000 to the construction of an electrical distribution substation to supply power to the plant. NNPPD is obligated to use reasonable diligence to provide electrical service to the plant, but does not guarantee uninterrupted service. We have agreed that our service may be curtailed in the event of failures, overloading and other problems with NNPPD’s system in order to allow it to serve the general welfare of its customers.
     Water. The production of ethanol requires a significant amount of water. While much of the water used in an ethanol plant is recycled back into the process, certain areas of production require fresh water. Those areas include boiler makeup water and cooling tower water. Boiler makeup water is treated on-site to minimize all elements that will harm the boiler and recycled water cannot be used for this process. Cooling tower water is deemed non-contact water because it does not come in contact with the mash, and, therefore, can be regenerated back into the cooling tower process. The makeup water requirements for the cooling tower are primarily a result of evaporation. Our plant’s water requirements are approximately 600 gallons per minute when producing 50 million gallons of ethanol per year. That is approximately 870,000 gallons per day. In order to meet this demand for water, we have installed two 900 gallon per minute wells at the site to handle our water needs. Soil borings performed at the plant location indicate the presence of an adequate water supply.
     Recycling water back into the process also reduces the amount of discharge water and wastewater treatment costs. Our plant design incorporates the ICM/Phoenix Bio-Methanator wastewater treatment process resulting in a zero discharge of plant process water.
     On September 26, 2006, we entered into an Equipment and Services Agreement with U.S. Water Services of Cambridge, Minnesota(“USWS”) under which USWS installed certain water treatment equipment at our ethanol plant and provides chemicals and ongoing support and services for the water treatment equipment. The chemical and servicing provisions of our agreement with USWS have an initial term expiring in 2010 and are renewable for additional one-year terms. We pay USWS approximately $10,500 per month for necessary chemicals and support services. An additional initial payment of $22,000 was made to USWS for one-time use chemicals and laboratory equipment. Annual chemical cost is limited to approximately $113,000 based on 50 million gallons per year of ethanol production at the plant. For every one million gallons per year of ethanol production in excess of 50 million, we will pay USWS approximately $2,250 per year. If this agreement is renewed, prices are subject to increase.
Transportation
     Unlike gasoline and diesel fuel, ethanol cannot be transported by pipeline because ethanol can be easily contaminated by water present in the pipelines. Water dilutes ethanol and creates significant quality control issues. Therefore, ethanol must be shipped by rail or by truck. We transport our ethanol primarily by rail. On November 11, 2006, we entered into a Rail Service and Construction Agreement with Nebraska Northeastern Railroad (the “Railroad”) pursuant to which the Railroad provides rail service to our ethanol plant in Jackson, Nebraska. Pursuant to this agreement, we were responsible for the construction of a sidetrack running from the Railroad’s mainline to the entrance to our plant and of the tracks inside the plant yard. The Railroad reimbursed us for the cost of constructing the sidetrack. As a condition to this reimbursement, we have guaranteed a minimum of 1,500 railcars per year to the plant for the first five years after completion of our ethanol plant. The Railroad leases the sidetrack to us at no additional cost for our non-exclusive use. Any use by the Railroad of the sidetrack for other customers may not unreasonably interfere with our use of the sidetrack. We are required to maintain the sidetrack and the rails inside our plant yard at our own expense. If, after five years, the Railroad determines that there is insufficient rail traffic to our plant, it may require the payment of an annual continuation charge in order to keep the sidetrack in place.
     On December 7, 2006, we entered into two Railroad Car Lease Agreements (the “Car Leases”) with Trinity Industries Leasing Company (“Trinity”), pursuant to which we agreed to lease a total of 50 hopper cars that we use to transport commodities to and from our ethanol plant. The first Car Lease is for 15 cars and provides for a base monthly rental per car of $747 and has a minimum lease term of 60 months. The second Car Lease is for 35 cars and provides for a base monthly rent per car of $687 and has a minimum term of 120 months. Each Car Lease will continue beyond the minimum term on a month-to-month basis until either party notifies the other of its intent to cancel such Car Lease. In addition to the monthly rent, a surcharge of $0.03 per mile will be assessed for each mile in excess of 36,000 miles per year a car travels. We have secured our obligations under the Car Leases with an irrevocable standby bank letter of credit in the amount of $381,000.
     In addition to rail, we may try to service this market by truck. While truck transportation can be more expensive than rail transportation, there may be opportunities to reduce truck transport costs by negotiating backhaul rates from trucking companies which would normally drive to the refined fuels terminals empty.
Compliance with Environmental Laws
     Production of ethanol at our plant is subject to extensive air, water and other environmental regulations. Our ethanol production operations are subject to oversight activities by the United States Environmental Protection Agency and the Nebraska Department of Environmental Quality. We have obtained all permits necessary to operate our plant, however, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits. We completed our emissions testing in early November, 2007. Preliminary results were very favorable, but we are still awaiting the final testing results. The cost of environmental compliance testing was approximately $58,000. The government’s regulation of the environment is subject to change and it is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol. For example, changes in the environmental regulations regarding the required oxygen content of automobile emissions could have an adverse effect on the ethanol industry.
     In addition to these regulatory concerns, we could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from possible smells or other air or water discharges from our plant, whether or not our operations meet all regulatory requirements. Such claims may result in an adverse result in court if we are deemed to engage in a nuisance that substantially impairs the fair use and enjoyment of real property by such persons.
Employees
     At September 30, 2007, we employed 33 full-time equivalent employees, of whom approximately 27 were engaged directly in ethanol production operations and 6 were engaged in general management and administration. We do not anticipate hiring a substantial number of additional employees during the next twelve months.
Item 2. DESCRIPTION OF PROPERTY.
     Our ethanol plant is located on a 77.25-acre site located approximately one mile west of the Village of Jackson, Nebraska, in northeastern Nebraska. The Nebraska Northeastern Railroad provides rail service to the site. The ethanol production facility situated on the site was completed in May 2007 and has a stated capacity to produce 50 million gallons of denatured fuel grade ethanol and 160,000 tons of dried distillers’ grains per year. We have announced a plan to double the production capacity of the plant from 50 million gallons to 100 million gallons of ethanol per year, but are still considering this expansion and related financing options.
     We own fee title to the site, but the property is encumbered by a first mortgage loan in favor of Farm Credit Services of America, FLCA in order to secure a $47,525,000 senior credit facility used to provide construction financing of our ethanol plant, the terms of which are more fully described under “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS—LIQUIDITY AND CAPITAL RESOURCES” in this report. Management believes that the ethanol plant is adequately covered by insurance.
Item 3. LEGAL PROCEEDINGS.
     None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     None.
PART II

Item 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.
     There is no public trading market for our units.
     As of September 30, 2007, we had 710 unit holders of record.
     We have not declared or paid any distributions on our units through September 30, 2007. Our Board of Directors has complete discretion over the timing and amount of distributions to our unit holders, however, our operating agreement requires the board of directors to endeavor to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy the portion of their income tax liability resulting from their respective share of our taxable income. Under the terms of certain borrowing agreements, our ability to make distributions to our members will be restricted beginning in fiscal 2008 to an amount designed to approximate our members’ income tax liability on our net profit, if any. We will be able to pay distributions in excess of this amount during any fiscal years only if we have made the required free cash flow payment to the lender for such fiscal year. Our expectations with respect to our ability to make future distributions are discussed in greater detail in “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.”

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.
     We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the fiscal year ended September 30, 2007. Since we only became operational in May 2007, we do not have comparable income, production and sales data for the twelve months ended September 30, 2006. Accordingly we do not provide a comparison of our financial results between reporting periods in this report. If you undertake your own comparison of fiscal year ended September 30, 2007 and the fiscal year ended September 30, 2006, it is important that you keep that in mind.
     Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described herein and elsewhere in this annual report. Our discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes and with the understanding that our actual future results may be materially different from what we currently expect.
Overview
     Siouxland Ethanol, LLC is a Nebraska limited liability company that was formed on August 12, 2004 for the purpose of constructing and operating a dry mill corn-based ethanol plant near Jackson, Nebraska (the “Plant”). The Plant has a stated capacity to produce 50 million gallons of denatured fuel grade ethanol and 160,000 tons of dried distillers’ grains per year. The Plant was completed, and full scale production of ethanol and distillers’ grains at the Plant began, in May 2007. Accordingly, our results of operations for the period ended September 30, 2007, represent a transition from a development stage company to an operational company and, as a result, are not necessarily indicative of the results of operations we may experience in future periods. Our revenues are derived from the sale and distribution of our ethanol throughout the continental United States and in the sale and distribution of our distillers grains locally, and throughout the continental United States.
     In addition, we are subject to a number of factors, including those affecting the fuel ethanol industry generally, and these factors may affect our future operating and financial performance. These factors include, but are not limited to, the available supply and cost of corn from which our ethanol and distillers grains are processed; the cost of natural gas, which we use in the production process, dependence on our ethanol marketer and distillers grains marketer to market and distribute our products; the intensely competitive nature of the ethanol industry; possible legislation at the federal, state and/or local level; changes in federal ethanol tax incentives and other policies; and the cost of complying with extensive environmental laws that regulate our industry.
     In January 2006, we announced our intent to double the production capacity of the Plant from an annual ethanol production capacity of 50 million gallons to 100 million gallons. We continue to consider the feasibility of the expansion and financing options.
Results of Operations
     During the year ended September 30, 2007, we transitioned from a development stage company to an operational company and we did not begin commercial production of fuel ethanol and distillers grains until May 2007.

Financial Summary and Discussion of the Fiscal Year Ended September 30, 2007.
     The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statements of operations for the fiscal years ended September 30, 2007:

	2007
Income Statement Data	Amount	%
Revenues	$45,838,559	100.0

Cost of Goods Sold	36,618,120	79.9

Gross Margin	9,220,439	20.1

Selling, General, and Administrative Expenses	2,691,780	5.9

Operating Income	6,528,659	14.2

Other Income (Expense)	(1,401,623)	(3.0)

Net Income	$5,127,036	11.2

Revenues
     As previously noted, commercial production of fuel ethanol and distillers grains began in May, 2007. Accordingly, our first revenues from the sale of fuel ethanol and distillers’ grains with solubles (“DGS”) produced at the Plant occurred during the fiscal year ended September 30, 2007. Ethanol revenues during the period were approximately $39.9 million, comprising 87.1% of our sales. All sales of ethanol were made pursuant to the terms of an ethanol marketing agreement that we entered into with Archer Daniels Midland Co. (“ADM”). Under the terms of this marketing agreement, ADM purchases 100% of our ethanol production (subject to a maximum of 60 million gallons per year) at a price based upon the combined results of the ethanol marketing pool in which the Company participates, less charges for marketing, storage and transportation costs. That marketing pool markets the ethanol produced by the Company along with the ethanol produced by two ethanol plants owned by ADM.
     Ethanol prices trended lower during September 2007 and into the fourth calendar quarter of 2007. Future prices for fuel ethanol will be affected by a variety of factors beyond our control including, the demand for ethanol as a motor fuel, federal incentives for ethanol production, the amount and timing of additional domestic ethanol production and ethanol imports and petroleum and gasoline prices.
     Total sales of DGS during the period equaled approximately $5.9 million, comprising 12.9% of our sales. We sold substantially all of our distiller’s dried grains with solubles (“DDGS”) produced during the period under the terms of a DGS marketing agreement. Under the DGS marketing agreement, the Company receives 98% of the actual sale price from the sale of DDGS to end users, less all freight costs, subject to a minimum commission of $1.50 per ton. We sell the wet distillers grains with solubles produced at the Plant to end users in the local market at current market prices. However, if local markets do not supply competitive prices, we may market all of our distillers’ grains through our distillers grain marketer.
     Prices for distillers grains are affected by a number of factors beyond our control such as the supply of and demand for distillers grains as an animal feed and prices for competing feeds. We believe that current market prices for distillers’ grains are approaching levels that can be sustained long term as long as the prices of competing animal feeds remain steady or increase, livestock feeders continue to create demand for alternative feed sources such as distillers’ grains and the supply of distillers’ grains remains relatively stable. On the other hand, if competing commodity price values retreat and distillers supplies increase due to growth in the ethanol industry, distillers grains prices may decline.

Cost of Goods Sold
     Cost of goods sold during the year ended September 30, 2007 was $36.6 million, representing 79.9% of total revenues. Costs of goods sold includes, among other things, the cost of corn and natural gas used in ethanol and DGS production (which are the largest two components of costs of sales); processing ingredients, electricity, and wages, salaries and benefits of production personnel. We use approximately 1.7 million bushels of corn and 115,000 decatherms of natural gas per month at the Plant. We contract with local farmers and elevators for our corn supply and use various natural gas vendors to supply the natural gas necessary to operate the Plant. We also plan to supplement our natural gas requirement with methane generated at a landfill located near the Plant, although the potential savings from using methane is not known at this time.
     The cost of both corn and natural gas fluctuates based on supply and demand which, in turn, is affected by a number of factors which are beyond our control. We expect our gross margin to fluctuate in the future based on the relative prices of corn, natural gas and fuel ethanol. We use futures and options contracts to minimize our exposure to movements in corn prices, but there is no assurance that these hedging strategies will be effective. At September 30, 2007, none of our derivative contracts were designated as hedges and, as a result, changes to the market values of these contracts are recognized as an increase or decrease to our costs of goods sold. For the year ended September 30, 2007, we recognized a loss of approximately $328,000 with respect to these contracts, which increased costs of goods sold during the period by this amount.
Selling, General, and Administrative Expense
     Selling, general and administrative expenses include wages, salaries and benefits of administrative employees at the Plant, the ethanol marketing fee paid to ADM, insurance, professional fees and similar costs. These expenses increased during fiscal year 2007 due to the hiring of additional personnel and other expenses incurred from commencing operations. Selling, general and administrative expenses for fiscal year ended September 30, 2007, totaled approximately $2.7 million, representing 5.9% of total revenues for the year ended September 30, 2007. Theses expenses do not generally vary with the level of ethanol production at the Plant and, as a result, the percentage of total revenues represented by these expenses during fiscal 2007 was negatively affected by the fact that commercial production of ethanol at the Plant did not commence until May 2007.
Operating Income
     Our income from operations for fiscal year 2007 totaled approximately $6.5 million, compared to an operating loss of approximately $640,000 for fiscal year 2006. This change was a result of our transition from a development stage company to an operational company.
Other Income and (Expense)
     Other income and expense consists primarily of interest expense of approximately $1.55 million. Interest expense consists primarily of interest payments on our Credit Facility with Farm Credit Services of America, FLCA. Also included in other income and expense were interest income and other income totaling approximately $152,000. The Company also paid approximately $1.49 million in fiscal year 2007 for interest that was capitalized prior to the commencement of operations.
Plan of Operations for the Next 12 Months
     Now that the Plant is operational, the Company’s plan of operation for the next twelve months will focus on (i) ensuring the Plant is operating as efficiently as possible and (ii) cost-effective purchasing of key manufacturing inputs such as corn and natural gas. We will also continue to evaluate the feasibility of expanding the capacity of the Plant from 50 million to 100 million gallons per year.

Liquidity and Capital Resources
     As of September 30, 2007, we had cash and cash equivalents (other than restricted cash) of approximately $5.9 million and total assets of approximately $91.3 million. We expect that our existing funds, when combined with anticipated revenues generated from the sale of ethanol and distillers grains produced at the Plant, will meet our operating expenses going forward. However, there is no assurance that the funds available to us will be sufficient to cover our anticipated capital needs and operating expenses, particularly if the sale of ethanol and DGS does not produce revenues in the amounts currently anticipated or if our operating costs, including specifically the cost of corn, natural gas and other inputs, are greater than anticipated.
     As of September 30, 2007, the outstanding balance for retainages under the design and build contract for the Plant totaled approximately $252,000. The design builder’s obligations have been satisfactorily met and we anticipate approving final payment of retainages. We do not anticipate any material capital expenditures at the Plant during fiscal 2008. However, if we determine to proceed with the expansion of the Plant’s productive capacity from 50 million to 100 million gallons per year we will need to obtain significant additional funds. We would expect to finance the costs of an expansion through a combination of additional debt and equity financing along with retained earnings from the operation of the initial 50 million gallon per year phase of the Plant. However, we currently have no commitments to receive such equity or debt financing for an expansion of the Plant.
     The terms of our existing debt financing arrangements are described below:
     Credit Facility. On May 4, 2006, we entered into a credit agreement with Farm Credit Services of America, FLCA (“Farm Credit”) establishing a senior credit facility for the construction of the Plant. The construction financing is in the amount of $47,525,000 consisting of a $35,643,750 term loan and a $11,881,250 revolving loan. In October 2006, we amended our credit agreement with Farm Credit to add a revolving term note (line of credit) for up to $3,500,000 until November 2007, this line of credit is subject to borrowing base limitations. The line of credit has been renewed until November 2008. Borrowings under the line of credit will be primarily used for corn hedging activities. The amount available to us under the line of credit is also reduced by the amount of a standby letter of credit totaling $381,000 that we provided under the terms of two rail car leases.
     We must pay interest on the borrowed funds at a variable rate equivalent to LIBOR Short Term Index Rate plus 3.0%. The variable rate shall be adjusted at the LIBOR Short Term Index Rate plus 2.85% for any year after 2006, in which, at the end of the preceding year, our owners’ equity is equal to or greater than 60% of tangible assets, provided we are not otherwise in default. Interest will be calculated on a 360 day basis. We paid an origination fee to Farm Credit for these loans of approximately $356,000. We will pay an annual administration fee of $25,000 to Farm Credit. For the revolving loan and the line of credit, we will pay commitment fees of 0.50% per annum and 0.35% per annum, respectively, on the unused portions of the borrowing capacity. The line of credit is secured by a common credit agreement along with the revolving promissory note and the term note described above.
     We are obligated to repay the term construction loan in 30 equal, consecutive, quarterly principal installments of $1,188,125 plus accrued interest, with the first installment due on December 1, 2007, and the last installment due on June 1, 2015. During the construction phase and since the beginning of production we made monthly payments of interest only. On the earlier of September 1, 2015, or three months following repayment of the term loan we will begin repayment on the revolving term loan in 10 equal, consecutive, quarterly principal installments of $1,188,125 plus accrued interest with the last installment due on the later of December 1, 2017, or ten calendar quarters from the date repayment begins. During the term of the loan, we are required to make special principal payments in an annual amount equal to 65% of our excess cash flow as defined in the agreement for each year, not to exceed $2,500,000 in any fiscal year. These payments will continue until an aggregate sum of $8,000,000 has been paid to Farm Credit.
     The loans are secured by a first mortgage on our real estate and a lien on all of our personal property and other business assets. If we prepay any portion of the construction loans from sources other than Plant operations prior to December 1, 2008, we will pay a prepayment charge of 3% in addition to certain surcharges. This prepayment charge will be reduced by 1.0% each year thereafter and any prepayment made on the construction loan after December 1, 2010, will not be subject to a prepayment charge. During the term of the loans, we are also subject to certain financial loan covenants consisting of minimum working capital, minimum debt coverage, and minimum tangible net worth. After the construction phase, we are only allowed to make annual capital expenditures up to $500,000 annually without prior approval. The loan agreements also impose restrictions on our ability to make cash distributions to our members. For each fiscal year commencing with fiscal 2008, we may make a distribution to our members of 40% of the net profit for such fiscal year, provided that no event of default or potential default exists. We may make distributions in a fiscal year exceeding 40% of net profit only if we have made the required excess cash flow payment to Farm Credit for that fiscal year. We must be in compliance with all financial ratio requirements and loan covenants before and after any distributions to our members.
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
     Tax Increment Financing. On September 28, 2006, we completed a tax increment financing transaction through the placement and sale of $4,030,000 Tax Increment Revenue Bonds, Taxable Series 2006A (the “Bonds”) issued by the Community Redevelopment Authority of the Village of Jackson, Nebraska (the “Issuer”) for the purpose of financing certain public redevelopment costs in connection with the Facility. We received net proceeds of approximately $3,819,000 from the issuance of the Bonds, of which approximately $613,000 are held in a capitalized interest fund and a debt service reserve fund. In connection with this financing, we entered into the following agreements:
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

(iv)	a Debt Subordination Agreement, dated September 28, 2006, by and among us, Wells Fargo Bank, National Associations, as trustee of the Bonds, and Farm Credit Services of America, FLCA (the “Subordination Agreement”).
     The Bonds bear interest at a fixed rate of 10% per annum on the outstanding principal. Principal of, and interest on, the Bonds are payable semi-annually, on June 1 and December 1, commencing on June 1, 2007, for interest and June 1, 2008, for principal. The Bonds mature on December 1, 2021, but are subject to early redemption on or after June 1, 2011, at the option of the Company.
     In general, principal and interest on the Bonds is payable solely from (i) proceeds of the Bonds deposited into a capitalized interest fund and (ii) incremental real estate taxes paid by us on the Facility allocable to the Issuer (the “Tax Increment Revenues”). However, under the terms of the Redevelopment Contract, we are obligated to make payments to the Issuer in lieu of real estate taxes if for any reason the Tax Increment Revenues are not sufficient to pay principal and interest on the Bonds. This obligation is represented by the Guaranty under which we have guaranteed to the holders of the Bonds full and prompt payment of principal, premium, if any, and interest on the Bonds when due, whether at maturity, upon acceleration or otherwise. Our obligations under the Redevelopment Contract and the Guaranty are secured by the pledge of the real property on which the Facility is located, along with all improvements, equipment and fixtures making up the Facility, rents and profits from the Facility and certain other assets made in favor of the trustee of the Bonds under the Deed of Trust. Under the Subordination Agreement, the trustee of the Bonds has agreed to subordinate its rights to exercise its remedies against us to the rights of Farm Credit Services of America, FLCA with respect to the $47,525,000 senior credit facility that we obtained on May 4, 2006.

     Under the terms of the Redevelopment Agreement, we are obligated to construct the Facility and operate it until at least January 1, 2022. Until that date, we may not sell, transfer or encumber the Facility without the consent of the Issuer.
     Employment and Investment Growth Act Project Agreement. On March 15, 2006, we entered into an Employment and Investment Growth Act Project Agreement with the State of Nebraska Department of Revenue. The Agreement provides that upon our hiring at least 30 new individuals, and our involvement in a qualified business activity resulting in an investment of at least $3,000,000 in qualified property prior to September 30, 2011, the State agrees to allow the Company the use of several incentives. We may elect annually to determine taxable income for Nebraska income tax purposes by multiplying federal taxable income by the sales factor only. This calculation was first available to be used for 2005, and is available for each year thereafter for a period of fourteen years beginning in the year the required employees are hired and the applicable investment in property is made. In addition, upon meeting the required minimum levels of employments and investments required by the Employment and Investment Growth Act, we will be entitled to: (1) claim a refund once each quarter, for a period of six years, for sales and use taxes paid on purchases and leases of tangible property used or incorporated into an improvement of real estate as part of the project and placed in service after January 14, 2005; (2) tax credits equal to 5% of the amount of compensation paid during the year to employees who are Nebraska employees or who have been employed by the Company since September 30, 2004, (base-year employees) that exceeds the average compensation paid at the project multiplied by the number of base-year employees; and (3) a tax credit of 10% of the investment made in qualified property located and used at the project calculated by the total cost of property required to be capitalized, less the amount of Nebraska state and local option sales or use taxes subject to refund. The tax credits are available to us for a period of six years. If at any time we fail to meet the required levels of employment and investment during the six year period following the year the Application was submitted for the incentives, all or a portion of the incentives and any penalties applicable thereto will be recaptured or disallowed.
Application of Critical Accounting Estimates
     Management uses estimates and assumptions in preparing our financial statements in accordance with accounting principles generally accepted in the United States. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. These estimates include the carrying amount of the Company’s expansion deposit and the accrual for property taxes. The carrying amount of the expansion deposit is a critical estimate because the Company has not yet determined the feasibility of proceeding with the expansion. The property tax accrual is a critical estimate since the allocation of assessed value between real and personal property has not yet been established.
Property and Equipment
     Property and equipment are stated at the lower of cost or estimated fair value. Depreciation is computed by the straight —line method over the following estimated useful lives:

Asset Description	Years
Land improvements	15 – 20
Buildings	5 – 40
Office equipment and furnishings	3 – 7
Plant equipment and machinery	3 – 15
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements. We have commitments and contingencies as described in Note 10 to our financial statements.

Item 7. FINANCIAL STATEMENTS.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Audit Committee and
Board of Directors
Siouxland Ethanol, LLC
Jackson, Nebraska
We have audited the accompanying balance sheets of Siouxland Ethanol, LLC, as of September 30, 2007 and 2006, and the related statements of operations, changes in members’ equity, and cash flows for the fiscal years ended September 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Siouxland Ethanol, LLC, as of September 30, 2007 and 2006, and the results of its operations and its cash flows for the fiscal years ended September 30, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
Certified Public Accountants

Minneapolis, Minnesota
December 28, 2007

SIOUXLAND ETHANOL, LLC
Balance Sheets

	September 30,	September 30,
ASSETS	2007	2006

Current Assets
Cash and equivalents	$5,924,234	$4,160,253
Restricted cash	286,902	246,550
Accounts receivable	3,091,829	—
Other receivables	—	5,437
Inventory	3,127,756	—
Deposits and prepaid expenses	312,887	39,168

Total current assets	12,743,608	4,451,408

Property and Equipment
Land and land improvements	9,637,884	752,302
Buildings	8,496,416	—
Office equipment and furnishings	190,170	28,294
Plant equipment and machinery	59,760,746	—
Construction in progress	—	49,142,037

	78,085,216	49,922,633
Less accumulated depreciation	(2,186,740)	(2,865)

Net property and equipment	75,898,476	49,919,768

Other Assets
Restricted cash	10,912	591,198
Restricted investments	399,533	—
Expansion deposit	560,150	—
Debt issuance costs, net of amortization	568,553	515,628
Deposits and other	1,079,886	1,046,116

	2,619,034	2,152,942

Total Assets	$91,261,118	$56,524,118

LIABILITIES AND EQUITY

Current Liabilities
Current maturities of long-term debt	$4,797,627	$—
Accounts payable	2,642,753	142,833
Accrued expenses	783,308	9,081
Derivative instruments	43,591	—
Construction payable	252,266	11,064,425

Total current liabilities	8,519,545	11,216,339

Long-Term Debt, net of current maturities	41,336,758	9,030,000

Commitments and Contingencies

Members’ Equity, 3,789 units issued and outstanding	41,404,815	36,277,779

Total Liabilities and Members’ Equity	$91,261,118	$56,524,118

Notes to Financial Statements are an integral part of these Statements.

SIOUXLAND ETHANOL, LLC
Statements of Operations

	Year Ended	Year Ended
	September 30,	September 30,
	2007	2006

Revenues	$45,838,559	$—

Cost of Goods Sold	36,618,120	—

Gross Profit	9,220,439	—

Selling, General, and Administrative Expenses	2,691,780	640,122

Operating Income (Loss)	6,528,659	(640,122)

Other Income (Expense)
Interest income	84,910	888,636
Interest expense	(1,553,421)	(3,523)
Other income	66,888	1,463

Total other income (expense), net	(1,401,623)	886,576

Net Income	$5,127,036	$246,454

Weighted Average Units Outstanding	3,789	3,449

Net Income Per Unit	$1,353.14	$71.46

Notes to Financial Statements are an integral part of these Statements.

SIOUXLAND ETHANOL, LLC
Statements of Changes in Members’ Equity

Balance — September 30, 2005	$514,907

Capital contributions — 3,588 units, $10,000 per unit, November 2005	35,880,000

Cost of raising capital	(423,582)

Equity units exchanged for services, 6 units, $10,000 per unit, September 2006	60,000

Net income for the year ended September 30, 2006	246,454

Balance — September 30, 2006	36,277,779

Net income for the year ended September 30, 2007	5,127,036

Balance — September 30, 2007	$41,404,815

SIOUXLAND ETHANOL, LLC
Statements of Cash Flows

	Year Ended	Year Ended
	September 30,	September 30,
	2007	2006

Cash Flows from Operating Activities
Net income	$5,127,036	$246,454
Adjustments to reconcile net income to net cash from (used in) operations:
Depreciation and amortization	2,211,292	2,239
Equity units exhanged for services	—	60,000
Change in fair value of derivative instruments	459,841	—
Change in assets and liabilities:
Restricted cash	(102,113)	—
Accounts receivable	(3,091,829)	—
Other receivable	5,437	(5,437)
Inventory	(3,127,756)	—
Derivative instruments	(416,250)	—
Deposits and prepaid expenses	(273,719)	(7,748)
Deposits and other	(33,770)	(1,044,116)
Accounts payable	2,499,920	18,527
Accrued expenses	774,227	6,630

Net cash from (used in) operating activities	4,032,316	(723,451)

Cash Flows from Investing Activities
Payment for expansion deposit	(560,150)	—
Capital expenditures	(38,943,275)	(38,842,666)

Net cash (used in) investing activities	(39,503,425)	(38,842,666)

Cash Flows from Financing Activities
Proceeds from long-term debt	41,120,649	5,000,000
Payments on long-term debt	(4,016,264)	—
Payments for financing costs and other	(111,809)	(362,486)
Net (deposits to) withdrawals from restricted cash	642,047	(837,748)
Purchase of restricted investments	(399,533)	—
Proceeds from TIF financing	—	3,874,858
Proceeds from bridge financing loan	—	760,000
Payments on bridge financing loan	—	(760,000)
Member contributions	—	35,880,000
Payments for deferred offering costs	—	(41,852)

Net cash provided by financing activities	37,235,090	43,512,772

Net Increase in Cash and Equivalents	1,763,981	3,946,655

Cash and Equivalents — Beginning of Period	4,160,253	213,598

Cash and Equivalents — End of Period	$5,924,234	$4,160,253

Supplemental Cash Flow Information
Cash paid during the period for:
Interest capitalized	$1,491,418	$20,070
Interest expensed	$1,419,088	$3,523

Total	$2,910,506	$23,593

Supplemental Disclosure of Noncash Activities
Capital expenditures in construction payable	$252,266	$11,064,425

Restricted cash released for operating purposes	$242,514	$—

Capitalized amortization of financing costs	$31,467	$—

Land options exercised for land purchased	$—	$4,500

Debt loan costs financed with TIF financing	$—	$155,142

Deferred offering costs offset against member contributions	$—	$423,582

Equity units exchanged for services	$—	$60,000

Notes to Financial Statements are an integral part of these Statements.

SIOUXLAND ETHANOL, LLC
Notes to Financial Statements
September 30, 2007 and 2006
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
Siouxland Ethanol, LLC produces and sells fuel ethanol and distillers grains, a co-product of the fuel ethanol production process, in the continental United States. The Company began its plant operations in May 2007. Prior to May 2007, the Company was in the development stage. The Company operates a 50 million gallon ethanol plant in Dakota County, Nebraska. In January 2006, the Company announced its plans to double the size of the plant from a 50 million gallon ethanol plant to a 100 million gallon ethanol plant. The Company continues to consider its financing options and the feasibility of proceeding with the proposed plant expansion.
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
The carrying value of the expansion deposit is based on management’s continued evaluation of the expansion project and their estimate of the value of the deposit. The terms of the deposit are described in Note 10. The accrual for property taxes is based upon an estimate of the underlying liability by the Company’s management. The actual value of the expansion deposit or amount of taxes due may differ from those estimates.
Revenue Recognition
The Company generally sells ethanol and related products pursuant to marketing agreements. Revenues are recognized when the marketing company has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured. The Company’s ethanol marketing agreement with Archer Daniels Midland (“ADM”) provides that an initial price per gallon of ethanol is established upon shipment. The Company settles the final price with ADM monthly based upon the combined results of the ethanol marketing pool in which the Company participates. The Company believes that all sales of ethanol during a month are recorded at a price that is both fixed and determinable and that there are no ethanol sales, during any given month that should be considered contingent and recorded as deferred revenue. The Company’s products are shipped FOB shipping point.
In accordance with the Company’s agreement for the marketing and sale of ethanol and related products, marketing fees and commissions due to the marketers are deducted from the gross sales price at the time payment is remitted to the Company. However, because the Company is the primary obligor in the sales arrangement with the customer, these marketing fees and commissions are recorded gross in Selling, General, and Administrative Costs in the accompanying statement of operations.
The Company’s marketing agreements described in Note 10 include provisions whereby the sales price is reduced for certain transportation costs. Accordingly, the sales revenue reported in these financial statements is recorded net of these costs.
Cash and Equivalents
The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash and equivalents.

SIOUXLAND ETHANOL, LLC
Notes to Financial Statements
September 30, 2007 and 2006
The Company maintains its accounts primarily at two financial institutions. At times throughout the year, the Company’s cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. The Company does not believe it is exposed to any significant credit risk on cash and equivalents.
Restricted Cash and Investments
The Company maintains cash and investment accounts set aside for capital interest and debt service requirements as part of the tax increment revenue financing described in Note 6. These amounts are restricted for potential payments on the tax increment financing and are included with other assets based on the anticipated use of the funds. Investments include corporate debt instruments with maturities greater than three months and are classified as available for sale. The Company is also periodically required to maintain cash balances at its broker related to derivative instrument positions.
Accounts Receivable
Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral.
Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms. Accounts considered uncollectible are written off. The Company’s estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. At September 30, 2007, the Company believed that such amounts would be collectible and an allowance was not considered necessary.
Inventory
Inventory consists of raw materials, supplies, work in process, and finished goods. Inventory is stated at the lower of average cost or market on a first-in, first-out (FIFO) basis.
Property and Equipment
Property and equipment are stated at the lower of cost or estimated fair value. Depreciation is computed using the straight-line method over the following estimated useful lives:

Asset Description	Years
Land improvements	15 — 20
Buildings	5 — 40
Office equipment and furnishings	3 — 7
Plant equipment and machinery	3 — 15
Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.
The Company reviews its property and equipment impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is measured and recorded when the sum of the undiscounted future cash flows is less than the carrying amount of the asset.
The Company capitalized construction costs and construction period interest until the assets were placed in service. The Company capitalized interest of approximately $1,522,000, and $20,000 for the years ended September 30, 2007 and 2006, respectively. Capitalized interest also includes the amortization of debt issuance costs of approximately $31,000 for the year ended September 30, 2007. The construction payable consisted of approximately $252,000, and $11,064,000, at September 30, 2007 and 2006, respectively. All amounts included in construction in progress have been placed in service during the year ended September 30, 2007, when operations commenced.

SIOUXLAND ETHANOL, LLC
Notes to Financial Statements
September 30, 2007 and 2006
Derivative Instruments
The Company accounts for derivatives in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires the recognition of derivatives in the balance sheet and the measurement of these instruments at fair value.
In order for a derivative to qualify as a hedge, specific criteria must be met and appropriate documentation maintained. Gains and losses from derivatives that do not qualify as hedges, or are undesignated, must be recognized immediately in earnings. If the derivative does qualify as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will be either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Changes in the fair value of undesignated derivatives are recorded in revenue or cost of goods sold based on the commodity being hedged.
Additionally, SFAS No. 133 requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted as “normal purchases or normal sales.” Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirement of normal are documented as normal and exempted from the accounting and reporting requirements of SFAS No. 133, and therefore, are not marked to market in our financial statements.
In order to reduce the risks caused by market fluctuations, the Company hedges its anticipated corn purchases by entering into options and futures contracts. These contracts are used with the intention to fix the purchase price of anticipated requirements for corn in the Company’s ethanol production activities. The fair value of these contracts is based on quoted prices in active exchange-traded or over-the-counter market conditions. The Company does not formally designate these instruments as hedges and records in earnings adjustments caused from marking these instruments to market on a monthly basis.
Fair Value of Financial Instruments
The carrying values of cash and equivalents and restricted cash approximate their fair value. Derivative instruments and investments approximate their fair value based on quoted prices in active exchange-traded or over-the-counter market conditions.
It is not currently practicable to estimate the fair value of the debt financing. Because these agreements contain certain unique terms, covenants, and restrictions, as discussed in Notes 5 and 6, there are no readily determinable similar instruments on which to base an estimate of fair value.
Debt Issuance Costs
Costs associated with the issuance of debt are recorded as debt issuance costs and are amortized over the life of the related debt using the effective interest method. As of September 30, 2007, the Company amortized approximately $59,000 of debt issuance costs. No portion of these costs were amortized at September 30, 2006. The Company capitalized approximately $31,000 of these costs, along with interest costs, during construction of the plant and expensed approximately $28,000 since the operations commenced through September 30, 2007.
Grants
The Company recognizes grant income as other income for reimbursement of expenses incurred upon complying with the conditions of the grant. For reimbursements of capital expenditures, the grants are recognized as a reduction of the basis of the asset upon complying with the conditions of the grant.

SIOUXLAND ETHANOL, LLC
Notes to Financial Statements
September 30, 2007 and 2006
Income Taxes
Siouxland Ethanol, LLC is treated as a partnership for federal and state income tax purposes, and generally does not incur income taxes. Instead its earnings and losses are included in the income tax returns of its members. Therefore, no provision or liability for federal and state income taxes has been included in these financial statements.
Environmental Liabilities
The Company’s operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices, and procedures in the areas of pollution control, occupational health, and the production, handling, storage, and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability, which could result from such events. Environmental liabilities are recorded when the liability is probable and the costs can be reasonable estimated.
Reclassifications
The balance sheet at September 30, 2006, changed to reclassify a construction security deposit of approximately $1,044,000 from construction in progress to deposits and other to conform to classifications used at September 30, 2007. The statement of cash flows for the year ended September 30, 2006, changed for the reclassification of the construction security deposit. These reclassifications had no effect on members’ equity, net income, or net cash flow previously reported.
Recently Issued Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement is effective for financial assets and liabilities in financial statements for fiscal years beginning after November 15, 2007. SFAS 157 is effective for non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the effect that the adoption of SFAS 157 will have, if any, on its results of operations, financial position and related disclosures.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Company is currently evaluating the effect, if any, that the adoption of SFAS 159 will have on its results of operations, financial position, and related disclosures.
2. INVENTORY
Inventory consisted of the following at September 30, 2007:

Raw materials	$1,172,335
Supplies	215,530
Work in process	581,063
Finished goods	1,158,828

Total	$3,127,756

SIOUXLAND ETHANOL, LLC
Notes to Financial Statements
September 30, 2007 and 2006
3. DERIVATIVE INSTRUMENTS
As of September 30, 2007, the Company recorded a liability of approximately $44,000 related to its positions in derivative instruments. The Company recorded net losses on derivative instruments of approximately $328,000 for the year ended September 30, 2007, which is included in costs of goods sold. This amount includes approximately $460,000 of unrealized losses. None of the derivative instrument positions are accounted for as fair value or cash flow hedges.
4. INVESTMENTS
The cost and fair value of the Company’s investment in corporate debt securities are approximately $400,000 at September 30, 2007. There were no material realized or unrealized gains or losses or proceeds from sales for fiscal 2007. The debt securities have contractual maturities at September 30, 2007, that are due within one year. Actual maturities may differ from contractual maturities because certain securities may retain early call or prepayment rights. These securities are restricted for use in retiring the debt under the Tax Increment Financing (TIF) agreement described in Note 6.
5. LINE OF CREDIT
In October 2006, the Company obtained a line of credit for up to $3,500,000, subject to borrowing base limitations, until November 2008. Interest accrues at the three-month LIBOR plus 3%, which totaled 8.60% per annum at September 30, 2007, and is payable monthly. The Company is obligated to pay the lender an unused commitment fee equal to 0.35% per annum on the unused portion of the line. The Company did not have any funds drawn on this line at September 30, 2007. The Company issued a standby letter of credit totaling $381,000 related to rail car leases described in Note 8, which reduces the amounts available on the line of credit. The line of credit is secured by a common credit agreement along with the revolving promissory note and the term note described in Note 6.
6. LONG-TERM DEBT
Long-term debt consists of the following at September 30:

	2007	2006
Term note payable to lending institution, see terms below	$35,643,750	$5,000,000

Revolving promissory note to lending institution, see terms below	6,353,691	—

Tax increment financing, see terms below	4,030,000	4,030,000

Equipment note, see terms below	106,944	—

Total	46,134,385	9,030,000

Less amounts due within one year	4,797,627	—

Net long-term debt	$41,336,758	$9,030,000

Term Note
The Company obtained debt financing for the construction of the ethanol plant from a lending institution in the form of a term note and revolving promissory note, as described below. The term note provides for borrowings up to $35,643,750, which was increased from $32,268,750 in May 2007. The Company makes interest payments at the three-month LIBOR plus 3%, which totaled 8.60% per annum at September 30, 2007. The Company is required to make 30 quarterly principal installments of $1,188,125 plus accrued interest beginning December 1, 2007, payable

SIOUXLAND ETHANOL, LLC
Notes to Financial Statements
September 30, 2007 and 2006
in full in June 2015. In addition to the scheduled payments, the Company is required to make additional principal payments equal to 65% of the Company’s excess cash flow not to exceed $2,500,000 per fiscal year and an aggregate total of $8,000,000. As part of the financing agreement, the premium above LIBOR may be reduced to 2.85% based on the Company meeting a specified financial ratio.
The financing agreement requires an annual servicing fee of $25,000. The Company is initially permitted to make distributions up to 40% of net income. For fiscal 2008 and thereafter, the Company may make distributions which exceed 40% of net income as long as the Company has made the required excess cash flow payments and maintained the required financial covenants on a post distribution basis. The financing agreement assesses prepayment fees for any prepayments made from sources other than the Company’s operations during the first three years of scheduled principal payments.
The term note, the revolving promissory note described below, and the line of credit described in Note 5 are subject to a common credit agreement containing various financial and non-financial covenants that limit distributions, require minimum debt service coverage, net worth and working capital requirements. The term note, revolving promissory note described below, and the line of credit described in Note 5 are secured by a security agreement on all of the Company’s business assets.
Revolving Promissory Note
The Company has a revolving promissory note with the same lending institution for up to $11,881,250, which was increased from $10,756,250 in May 2007. The Company pays interest on the principal advances monthly at the three-month LIBOR rate plus 3% which totaled 8.60% per annum at September 30, 2007. Beginning in September 2015, or three months after the repayment of the term note described above, the Company is required to make 10 quarterly installments of $1,188,125 plus accrued interest until December 1, 2017. The Company pays a commitment fee of 0.5% per annum on the unused portion of the revolving promissory note.
Tax Increment Financing (TIF)
In July 2006 the Community Redevelopment Authority of the Village of Jackson, Nebraska (“Authority”) approved the issuance of Tax Increment Revenue Bonds, Taxable Series 2006A (Siouxland Ethanol, LLC Project) in the total amount of $4,030,000 on behalf of the Company. The bond issuance was for the purpose of providing financing for a portion of the costs of construction of the Company’s ethanol plant (the “Project”). These bonds were issued in one series in September 2006 and bear an interest rate of 10% per annum. The bonds are secured by a subordinate deed of trust in which the Company’s land and facilities are pledged as collateral, in subordination to the Company’s senior debt holder. The Company has also guaranteed the bonds. As such, the bond liability and related accounts are recorded on the Company’s balance sheet.
In connection with the issuance of the bonds, the Authority and the Company entered into a Redevelopment Contract (“Contract”). Under the terms of the Contract, the bond proceeds are for Project costs, for the establishment of special funds held by the bond trustee for interest and principal payments and reserves (the “Capitalized Interest Fund” and the “Debt Service Reserve Fund”), and for debt issuance costs. The approximate amounts of the uses of the bond proceeds are as follows: available for Project costs $2,981,000; Capitalized Interest Fund $435,000; Debt Service Reserve Fund $403,000; and debt issuance costs $211,000.
Under the Contract, the Company agreed to create taxable real property in the Project of at least $25 million no later than January 1, 2007. Additionally, the Company agreed to complete the Project and then operate it not less than 15 years from January 1, 2007. The Company may not convey, assign, or transfer the Project prior to the expiration of the 15 year period without the prior written consent of the Authority. If the Company were to default on the Contract liquidated damages plus interest could be charged against the Company.
The Company will be assessed taxes on the value of the Project (“Tax Increment Revenues”) which will be paid by the Company to a special debt service fund and then used to make the payments required on the bonds. The

SIOUXLAND ETHANOL, LLC
Notes to Financial Statements
September 30, 2007 and 2006
Company guaranteed that if such assessed Tax Increment Revenues are not sufficient for the required bond payments, the Company will provide such funds as are needed to fund the shortfall.
The bonds mature in semi-annual increments commencing June 1, 2008. The semi-annual increments commence at $5,000 and increase to $615,000, with a final maturity of December 31, 2021. Interest on the bonds is payable semi-annually on June 1 and December 1, which commenced on June 1, 2007. The Company has the option to redeem or purchase the bonds in whole or in part on or after June 1, 2011. The Bonds are also subject to special semi-annual redemption provisions commencing June 1, 2008.
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
Equipment Note
The Company entered into an equipment note payable with a financing company for the purchase of equipment. The note requires payments of $3,632 per month including interest at 3.9% per annum, maturing in April 2010. The note is secured by the equipment and the contract contains terms for care, maintenance and insurance coverage.
Maturities
The estimated maturities of long-term debt at September 30, 2007, are as follows:

2008	$4,797,627
2009	4,869,220
2010	4,932,597
2011	4,922,500
2012	4,937,500
Thereafter	21,674,941

Total long-term debt	$46,134,385

SIOUXLAND ETHANOL, LLC
Notes to Financial Statements
September 30, 2007 and 2006
7. INCOME TAXES
The differences between financial statement basis and tax basis of assets are as follows at September 30:

	2007	2006
Financial statement basis of total assets	$91,261,118	$56,524,118
Organizational and start-up costs capitalized	1,799,588	1,091,930
Accumulated depreciation and amortization	(7,460,458)	—
Inventory costs capitalized	32,078	—

Income tax basis of total assets	$85,632,326	$57,616,048

Financial statement basis of total liabilities	$49,856,303	$20,246,339
Unrealized derivative losses	(43,591)	—
Accrued expenses	(18,312)	—

Income tax basis of total liabilities	$49,794,400	$20,246,339

8. LEASES
The Company has a five-year lease agreement for fifteen covered hopper cars and a ten-year lease agreement for thirty-five covered hopper cars with an unrelated party to assist with the transport of distillers grains by rail. The Company will pay approximately $35,000 per month for the first five years and then approximately $24,000 per month for the remaining five years of the lease agreement which began in February 2007 when the rail cars were delivered. In addition, a surcharge of $0.03 per mile will be assessed for each mile in excess of 36,000 miles per year a car travels. The Company has provided a standby letter of credit for approximately $381,000 as described in Note 5 as part of this agreement.
In May 2007, the Company entered into a five-year lease agreement for a rail shuttle wagon. The Company will pay approximately $3,000 per month for the five years with an optional buy-out of $33,700 at the end of the lease term.
Rent expense was approximately $313,000 for fiscal 2007.
The aggregate minimum lease commitments at September 30, 2007, are as follows:

2008	$459,000
2009	459,000
2010	459,000
2011	459,000
2012	354,360
Thereafter	1,250,340

Total lease commitments	$3,440,700

The Company evaluates the terms of its lease arrangements to determine whether the leases are operating or capital leases. The Company has determined that all of its lease agreements are operating leases.

SIOUXLAND ETHANOL, LLC
Notes to Financial Statements
September 30, 2007 and 2006
9. MEMBERS’ EQUITY
The Company was formed on August 12, 2004 to have a perpetual life. The Company was initially capitalized by members who contributed an aggregate of $100,000 for 20 membership units. Additionally, the Company was further capitalized by additional members, contributing an aggregate of $875,000 for 175 units in November 2004.
The Company raised additional equity through a Form SB-2 Registration Statement with the Securities and Exchange Commission. The equity offering was closed effective November 3, 2005 along with the termination of the escrow agreement and issuance of the 3,588 membership units totaling $35,880,000. The Company offset proceeds from the equity offering with offering costs of $423,582. During September 2006, the Company issued 6 additional membership units to certain consultants for services performed.
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
10. COMMITMENTS AND CONTINGENCIES
Construction contracts
As of September 30, 2007, the Company has incurred approximately $61,564,000 for services under a design-build agreement and related time and materials projects with a general contractor, a related party. At September 30, 2007, approximately $227,000 of retention was included in construction payable related to the contract. An affiliate of the general contractor is an investor in the Company. An employee of the general contractor is an investor and director of the Company.
Expansion Design Build Letter of Intent
In December 2006, the Company signed a letter of intent with the same general contractor as discussed above to design and build a 50 million gallon expansion of the ethanol plant. This letter of intent does not include all costs of the expansion. The contract price is subject to price increases based on factors including increases in construction costs and the timing until the notice to proceed is given. The Company has received an extension on the letter of intent that will terminate on June 1, 2008, unless the basic size and design of the expansion have been agreed upon and minimum funding is met. As part of the letter of intent, the Company paid a $500,000 non-refundable commitment fee in December 2006, which was recorded as an expansion deposit. It is reasonably possible that the expansion may not proceed, at which point this payment will be expensed. The Company has capitalized preliminary construction costs of approximately $60,000 related to the expansion in addition to the commitment fee.
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

SIOUXLAND ETHANOL, LLC
Notes to Financial Statements
September 30, 2007 and 2006
Marketing agreements
In February 2006, the Company entered into a marketing agreement with an unrelated party to purchase the dried distillers grains with solubles (DDGS), except the portion sold locally. The buyer agrees to pay the Company 98% of the selling price, less all freight costs incurred by the buyer in delivering to its customers, subject to a minimum commission of $1.50 per ton. The agreement commenced when the Company began producing DDGS and continues for one year initially and is terminable thereafter by either party with four months written notice.
In March 2006, the Company entered into a marketing agreement with an unrelated party for the sale of ethanol the Company is expected to produce. The Company agrees to pay the buyer a certain percentage of the sales price for certain marketing, storage, and transportation costs. The initial term is for two years from commencement of operations with renewal options thereafter in one year increments. The agreement may be terminated by either party, upon at least six months written notice prior to the end of the initial term or renewal term.
Utility contracts
In March 2006, the Company entered into an agreement with an unrelated party to provide all natural gas required by the Company for the period from the date the facilities are installed and for ten years thereafter. The agreement requires minimum charges over the ten year period of approximately $50,000 per month. The Company paid a construction security deposit and a demand security deposit totaling approximately $1,182,000 related to the pipeline construction. The construction security deposit of $1,044,000 is refundable ratably over 10 years or until the Company is deemed creditworthy. The demand security deposit will be refunded based on the Company’s continued compliance with the agreement and the Company’s creditworthy status.
In September 2006, the Company entered into an agreement with an unrelated party for the acquisition and installation of water treatment equipment. The agreement provides for chemicals and ongoing support and services for the water treatment equipment for an initial term of three years from the date the plant became operational and is renewable for additional one-year terms. The Company paid approximately $1,785,000 for the equipment and then approximately $10,000 per month beginning in April 2007 for the necessary chemicals and support services based on name plate production.
In February 2007, the Company entered into an agreement with an unrelated party to purchase all electrical power required by the Company beginning in April 2007, or the date the substation is energized and continues perpetually thereafter. The Company is required to make a security deposit equal to 1.5 month’s average usage, adjusted annually.
Landfill gas contract
In July 2006, the Company entered into an agreement with a related party to purchase all of the extracted landfill gas for use as fuel in one or more burners at the plant. The Company agrees to purchase all gas extracted from the landfill at a specified price per MMBtu as set forth in the contract. In addition, the Company will be reimbursed up to $400,000 for the design, installation and maintenance of specific equipment and systems required to be paid by the end of the fifth year from the commencement date. No receivable for this amount has been included in these financial statements as all contract conditions necessary to establish the accrual of the receivable have not been met. The initial term is for fifteen years beginning when operations commence. Either party may terminate the agreement subject to specific guidelines in the agreement. The owner of the landfill is an investor of the Company. As of September 30, 2007, the Company had not received delivery of landfill gas under this agreement.
Grant
The Company was the beneficiary of a $77,500 Community Development Block Grant received by Dakota County from Nebraska’s Department of Economic Development which it used to partially finance a road to the ethanol plant. As part of the grant, the Company must create and maintain a specified number of jobs, which principally

SIOUXLAND ETHANOL, LLC
Notes to Financial Statements
September 30, 2007 and 2006
benefit low to moderate income persons. If the grant conditions are not fulfilled, the Company and the County will be obligated to repay the grant to the Department of Economic Development.
Forward Contracts
The Company has forward contracts in place for corn purchases of approximately $19,080,000 through September 2010, which represents approximately 9% of the Company’s anticipated purchases over the period. The Company has forward sales contracts in place for the sale of distiller’s grains of approximately $11,155,000 through September 2008, which represents approximately 59% of the Company’s estimated distillers grain sales over the period.
11. RELATED PARTY TRANSACTIONS
As of September 30, 2007, the Company incurred approximately $62,124,000 in costs related to the design-build agreement with a related party, described in Note 10 and approximately $560,000 relates to the expansion contract. During fiscal year 2006, the Company paid two consultants $40,000 and issued six units as part of the compensation for services performed. The Company purchased corn from investors of approximately $5,322,000 during the year; this amount represented approximately 18% of the Company’s corn purchases for the period. The Company had sales of distiller’s grains to investors of approximately $443,000 during the year; this amount represented approximately 8% of the Company’s distiller’s grain sales for the period.
12. CONCENTRATIONS
The Company has identified certain concentrations that are present in their business operations.
A significant portion of the Company’s revenue is derived from a single customer under the ethanol marketing agreement described in Note 10. Sales under that agreement account for approximately 87% of the Company’s revenues. Accordingly, a substantial portion of the Company’s receivables are regularly due from that same customer.
The Company has a revenue concentration in that its revenue is generated from the sales of just two products, ethanol and distillers grains. Market fluctuations in the price of or demand for these products may have a significant adverse effect on the Company’s operations.
13. SUBSEQUENT EVENTS
The Company adopted two employee benefit plans effective October 1, 2007. Those benefit plans provide for the provision of a 401(k) retirement savings plan, short-term disability insurance, and long-term disability insurance. The Company does not anticipate that the adoption of these plans will have a material effect on the Company’s future financial performance.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.
Item 8A. CONTROLS AND PROCEDURES.
     Our management, including Tom Lynch, our President and Chairman (principal executive officer), and John Kingsbury, our Treasurer (principal financial officer), have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based upon their review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.
     During the quarter ended September 30, 2007, we implemented additional components of internal control over financial reporting which were necessitated by the transition of the Company from a development stage company to an operating company.
Item 8B. OTHER INFORMATION.
     None.
PART III

Item 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
     The information required to be furnished pursuant to this Item 9 relating to our Board of Directors is incorporated by reference to the Company’s Definitive Proxy Statement for its 2008 Annual Meeting of Members which will be filed by the Company with the SEC pursuant to Regulation 14A within 120 days after September 30, 2007 (the “Proxy Statement”) under the heading “ELECTION OF DIRECTORS.” Our executive officers are Tom Lynch, President (Principal Executive Officer), John Kingsbury, Treasurer (Principal Financial Officer), Charles Hofland, General Manager (Principal Operating Officer) and Mark Rolfes, Controller (Principal Accounting Officer). Messrs. Lynch and Kingsbury are also directors of the Company (and Mr. Lynch is the Chairman of the Board of Directors) and, accordingly, information regarding them will be furnished in the Proxy Statement. Information relating to Messrs. Hofland and Rolfes is set forth below:
     Charles Hofland. Mr. Hofland, age 55, serves as the Company’s General Manager and has been designated as the Company’s principal operating officer. Mr. Hofland has been employed by the Company since September 1, 2006 as General Manager. Mr. Hofland was previously employed by Little Sioux Corn Processors LLC since 2002 as a commodities manager.
     Mark Rolfes. Mr. Rolfes, age 45, is the Company’s Controller and has been designated as the Company’s principal accounting officer. Mr. Rolfes joined the Company’s accounting staff in August 2007. He was previously employed by Williams & Co., PC in charge of financial statement compliance. From November 2001 to March 2004, Mr. Rolfes was employed with Great West Casualty Company as a statistical/tax accountant.
Section 16(a) Beneficial Ownership Reporting Compliance
     The information required to be furnished pursuant to Section 16 (a) of the Securities Exchange Act of 1934 is incorporated by reference to the Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”

Adoption of Code of Ethics
     Our board of directors adopted a code of ethics that applies to our principal executive officer, Tom Lynch and our principal financial officer, John Kingsbury. Both of these individuals signed an acknowledgment of receipt of our code of ethics. Any person who would like a copy of our code of ethics may contact the Company at (402) 632-2676. Upon request the Company will provide copies of the code of ethics at no charge to the requestor.
Item 10. EXECUTIVE COMPENSATION.
     The information required to be furnished pursuant to this Item 10 is incorporated by reference to the Proxy Statement under the heading “Compensation of Executive Officers.”
Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The information required to be furnished pursuant to this Item 11 is incorporated by reference to the Proxy Statement under the heading “Ownership of Our Units by Our Directors and Officers and Principal Unitholders.”
Equity Compensation Plans
     The following equity compensation plan information summarizes plans and securities approved and not approved by security holders as of September 30, 2007:

Number of
securities
remaining available
	Number of		for future issuance
	Securities to be		under equity
	issued upon the	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
	and rights	and rights	(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	n/a	n/a	—
Equity compensation plans not approved by security holders[1]	6	n/a	—

1.	Consists of units issued to a director and a former director under terms of consulting agreements.
Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     The information required to be furnished pursuant to this Item 12 is incorporated by reference to the Proxy Statement under the heading “Certain Relationships and Related Transactions.”

Item 13. EXHIBITS.

Exhibit No.	Exhibit

3.1	Articles of Organization of Siouxland Ethanol, LLC. Filed as Exhibit 3.1 to the Company’s registration statement on Form SB-2 (Commission File 333-123473) and incorporated by reference herein.

3.2	Amended and Restated Operating Agreement of Siouxland Ethanol, LLC. Filed as Exhibit 3.2 to the Company’s registration statement on Form SB-2 (Commission File 333-123473) and incorporated by reference herein.

4.1	Form of Membership Certificate. Filed as Exhibit 4.1 to the Company’s registration statement on Form SB-2 (Commission File 333-123473) and incorporated by reference herein.

4.2	Form of Subscription Agreement. Filed as Exhibit 4.2 to the Company’s registration statement on Form SB-2 (Commission File 333-123473) and incorporated by reference herein.

4.3	Amended and Restated Escrow Agreement. Filed as Exhibit 4.3 to Pre-Effective Amendment No. 3 to the Company’s registration statement on Form SB-2 (Commission File 333-123473) dated July 22, 2005 and incorporated by reference herein.

10.1	Phase I Grading and Drainage Contract dated October 14, 2005. Filed as Exhibit 10.1 to Annual Report on Form 10-KSB (Commission File 333-123473) filed by the Company on December 15, 2005 and incorporated by reference herein.

10.2	Promissory Note (Installment Loan) and Loan Agreement dated October 14, 2005 Filed as Exhibit 10.2 to Annual Report on Form 10-KSB (Commission File 333-123473) filed by the Company on December 15, 2005 and incorporated by reference herein.

10.3	Phase I and II Engineering Services Agreement dated November 11, 2005. Filed as Exhibit 10.3 to Annual Report on Form 10-KSB (Commission File 333-123473) filed by the Company on December 15, 2005 and incorporated by reference herein

10.4	Standard Form of Agreement and General Conditions between Owner and Contractor for Auger Cast Grout Piles dated January 6, 2006 with Blackhawk Foundation Co. Filed as Exhibit 10.1 to Quarterly Report on Form 10-QSB (Commission File 333-123473) filed by the Company on February 14, 2006 and incorporated by reference herein

10.5	Lump-Sum Design-Build Agreement dated January 9, 2006 with Fagen, Inc. Filed as Exhibit 10.2 to Quarterly Report on Form 10-QSB (Commission File 333-123473) filed by the Company on February 14, 2006 and incorporated by reference herein

10.6	License Agreement dated January 20, 2006 with ICM, Inc. Filed as Exhibit 10.3 to Quarterly Report on Form 10-QSB (Commission File 333-123473) filed by the Company on February 14, 2006 and incorporated by reference herein

10.7	Construction Management Services Agreement dated October 1, 2005 and accepted February 14, 2006 with Timothy R. Smith. Filed as Exhibit 10.1 to Quarterly Report on Form 10-QSB (Commission File 333-123473) filed by the Company on May15, 2006 and incorporated by reference herein

Exhibit No.	Exhibit

10.8	Standard Form of Agreement and General Conditions between Owner and Contractor for Precast Concrete Bridge Construction dated February 17, 2006 with Elk Horn Construction. Filed as Exhibit 10.2 to Quarterly Report on Form 10-QSB (Commission File 333-123473) filed by the Company on May15, 2006 and incorporated by reference herein

10.9	Distiller’s Grain Marketing Agreement dated March 2, 2006 with Commodity Specialist Company. Filed as Exhibit 10.3 to Quarterly Report on Form 10-QSB (Commission File 333-123473) filed by the Company on May15, 2006 and incorporated by reference herein

10.10	Firm Throughput Service Agreement dated March 14, 2006 with Northern Natural Gas Company. Filed as Exhibit 10.4 to Quarterly Report on Form 10-QSB (Commission File 333-123473) filed by the Company on May15, 2006 and incorporated by reference herein

10.11	Ethanol Marketing Agreement dated March 29, 2006 with Archer Daniels Midland Co. Filed as Exhibit 10.5 to Quarterly Report on Form 10-QSB (Commission File 333-123473) filed by the Company on May15, 2006 and incorporated by reference herein

10.12	Credit Agreement dated May 4, 2006 with Farm Credit Services of America, FLCA. Filed as Exhibit 10.6 to Quarterly Report on Form 10-QSB (Commission File 333-123473) filed by the Company on May15, 2006 and incorporated by reference herein

10.13	Amendment, dated October 27, 2006, to Credit Agreement, dated May 4, 2006, between the Company and Farm Credit Services of America, FLCA. Filed as Exhibit 10.1 to Quarterly Report on Form 10-QSB (Commission File 000-52420) filed by the Company on February 14, 2007 and incorporated by reference herein

10.14	Second Amendment, dated May 24, 2007, to Credit Agreement, dated May 4, 2006, between the Company and Farm Credit Services of America, FLCA.

10.15	Third Amendment, dated September 25, 2007, to Credit Agreement, dated May 4, 2006, between the Company and Farm Credit Services of America, FLCA.

10.16	Term Note dated May 4, 2006 with Farm Credit Services of America, FLCA. Filed as Exhibit 10.7 to Quarterly Report on Form 10-QSB (Commission File 333-123473) filed by the Company on May15, 2006 and incorporated by reference herein

10.17	Revolving Term Note dated May 4, 2006 with Farm Credit Services of America, FLCA. Filed as Exhibit 10.8 to Quarterly Report on Form 10-QSB (Commission File 333-123473) filed by the Company on May15, 2006 and incorporated by reference herein

10.18	$3,500,000 Revolving Term Note, dated October 27, 2006, from the Company to Farm Credit Services of America, FLCA. Filed as Exhibit 10.2 to Quarterly Report on Form 10-QSB (Commission File 000-52420) filed by the Company on February 14, 2007 and incorporated by reference herein

10.19	Security Agreement and Assignment of Hedging Account, dated October 27, 2006, between the Company and Farm Credit Services of America, FLCA. Filed as Exhibit 10.3 to Quarterly Report on Form 10-QSB (Commission File 000-52420) filed by the Company on February 14, 2007 and incorporated by reference herein

10.20	Standard Form of Agreement and General Conditions between Owner and Contractor for Grain Handling and Storage System Auger Piling and Soil Stabilization dated April 13, 2006, with McCormick Construction. Filed as Exhibit 10.1 to Quarterly Report on Form 10-QSB (Commission File 333-123473) filed by the Company on August 14, 2006 and incorporated by reference herein

Exhibit No.	Exhibit

10.21	Contract Agreement dated May 1, 2006 with Walsh-Hohenstein and Hohenstein Construction Co. Filed as Exhibit 10.2 to Quarterly Report on Form 10-QSB (Commission File 333-123473) filed by the Company on August 14, 2006 and incorporated by reference herein

10.22	Standard Form of Agreement and General Conditions between Owner and Contractor for Rail Spur Track Construction dated June 13, 2006 with Volkmann Railroad Builders. Filed as Exhibit 10.3 to Quarterly Report on Form 10-QSB (Commission File 333-123473) filed by the Company on August 14, 2006 and incorporated by reference herein

10.23	Standard Form of Agreement and General Conditions between Owner and Contractor for Site Primary Electrical Distribution System with Thompson Electric Co. . Filed as Exhibit 10.4 to Quarterly Report on Form 10-QSB (Commission File 333-123473) filed by the Company on August 14, 2006 and incorporated by reference herein

10.24	Landfill Gas Purchase and Sale Agreement dated July 28, 2006 with L.P. Gill, Inc. Filed as Exhibit 10.5 to Quarterly Report on Form 10-QSB (Commission File 333-123473) filed by the Company on August 14, 2006 and incorporated by reference herein

10.25	Standard Form of Agreement and General Conditions, dated September 18, 2006, between the Company and Mark Albenesius, Inc. Filed as Exhibit 10.20 to Annual Report on Form 10-KSB (Commission File 333-123473) filed by the Company on December 28, 2006 and incorporated by reference herein

10.26	Equipment and Services Agreement, dated September 26, 2006, between the Company and U.S. Water Services. Filed as Exhibit 10.21 to Annual Report on Form 10-KSB (Commission File 333-123473) filed by the Company on December 28, 2006 and incorporated by reference herein

10.27	Redevelopment Contract, dated July 20, 2006, by and between the Company and the Community Redevelopment Authority of the Village of Jackson, Nebraska relating to $4,030,000 Tax Increment Revenue Bonds, Taxable Series 2006A. Filed as Exhibit 10.22 to Annual Report on Form 10-KSB (Commission File 333-123473) filed by the Company on December 28, 2006 and incorporated by reference herein

10.28	Guaranty Agreement, dated September 28, 2006, from the Company to the Community Redevelopment Authority of the Village of Jackson, Nebraska relating to $4,030,000 Tax Increment Revenue Bonds, Taxable Series 2006A. Filed as Exhibit 10.23 to Annual Report on Form 10-KSB (Commission File 333-123473) filed by the Company on December 28, 2006 and incorporated by reference herein

10.29	Subordinate Deed of Trust, Assignment of Leases and Rents and Security Agreement Fixture Filing Statement, dated September 28, 2006, made by the Company in favor of Wells Fargo Bank, National Association, as trustee of $4,030,000 Tax Increment Revenue Bonds, Taxable Series 2006A issued by the Community Redevelopment Authority of the Village of Jackson, Nebraska. Filed as Exhibit 10.24 to Annual Report on Form 10-KSB (Commission File 333-123473) filed by the Company on December 28, 2006 and incorporated by reference herein

10.30	Debt Subordination Agreement, dated September 28, 2006, by and among the Company, Wells Fargo Bank, National Associations, as trustee of $4,030,000 Tax Increment Revenue Bonds, Taxable Series 2006A issued by the Community Redevelopment Authority of the Village of Jackson, Nebraska and Farm Credit Services of America FLCA. Filed as Exhibit 10.25 to Annual Report on Form 10-KSB (Commission File 333-123473) filed by the Company on December 28, 2006 and incorporated by reference herein

Exhibit No.	Exhibit

10.31	Rail Service and Construction Agreement, dated November 11, 2006, between the Company Nebraska Northeastern Railroad. Filed as Exhibit 10.4 to Quarterly Report on Form 10-QSB (Commission File 000-52420) filed by the Company on February 14, 2007 and incorporated by reference herein

10.32	Railroad Car Lease Agreement, dated December 7, 2006, between the Company and Trinity Industries Leasing Company. Filed as Exhibit 10.5 to Quarterly Report on Form 10-QSB (Commission File 000-52420) filed by the Company on February 14, 2007 and incorporated by reference herein

10.33	Binding Letter of Intent, dated December 11, 2006, between the Company and Fagen, Inc. pertaining to services for the development of a 50 million gallon per year expansion to Company’s ethanol production facility. Filed as Exhibit 10.6 to Quarterly Report on Form 10-QSB (Commission File 000-52420) filed by the Company on February 14, 2007 and incorporated by reference herein

10.34	Power Purchase Agreement, dated February 2, 2007, between the Company and Northeast Nebraska Public Power District. Filed as Exhibit 10.1 to Quarterly Report on Form 10-QSB (Commission File 000-52420) filed by the Company on May 21, 2007 and incorporated by reference herein

10.35	Modification of the terms of the CHS Marketing Agreement

14.1	Code of Ethics of Siouxland Ethanol, LLC. Filed as Exhibit 14.1 to Annual Report on Form 10-KSB (Commission File 333-123473) filed by the Company on December 15, 2005 and incorporated by reference herein

31.1	Certificate pursuant to 17 CFR 240.13a-14(a).

31.2	Certificate pursuant to 17 CFR 240.13a-14(a).

32.1	Certificate pursuant to 18 U.S.C. § 1350.

32.2	Certificate pursuant to 18 U.S.C. § 1350.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     The information required to be furnished pursuant to this Item 14 is incorporated by reference to the Proxy Statement under the heading “Accounting Fees and Services.”

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIOUXLAND ETHANOL, LLC
Date: December 27, 2007	/s/ Tom Lynch
Tom Lynch
Chairman and President (Principal Executive Officer)

Date: December 27, 2007	/s/ John Kingsbury
John Kingsbury
Treasurer (Principal Financial Officer)

Date: December 27, 2007	/s/ Mark Rolfes
Mark Rolfes
Controller (Principal Accounting Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 27, 2007	/s/ Tom Lynch
Tom Lynch, Chairman, President and Director

Date: December 27, 2007	/s/ Pam Miller
Pam Miller, Vice Chairman and Director

Date: December 27, 2007	/s/ John Kingsbury
John Kingsbury, Treasurer and Director

Date: December 27, 2007	/s/ Doug Garwood
Doug Garwood, Secretary and Director

Date: December 27, 2007	/s/ Ronald Wetherell
Ronald Wetherell, Director

Date: December 27, 2007	/s/ Darrell Downs
Darrell Downs, Director

Date: December 27, 2007	/s/ Shennen Saltzman
Shennen Saltzman, Director

Date: December 27, 2007	/s/ Donald Meisner
Donald Meisner, Director

Date: December 27, 2007	/s/ Matt Sederstrom
Matt Sederstrom, Director

Date: December 27, 2007	/s/ Craig Ebberson
Craig Ebberson, Director

Date: December 27, 2007	/s/ David B. Aalfs
David B. Aalfs, Director