Form 10-Q
period 2007-12-31
Siouxland Ethanol, LLC
filed 2008-02-14
CIK 1320050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
    For the fiscal quarter ended December 31, 2007

OR

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
    For the transition period from                                to            .

COMMISSION FILE NUMBER 000-52420

SIOUXLAND ETHANOL, LLC
(Exact name of Registrant as specified in its charter)

Nebraska	22-3902184
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1501 Knox Boulevard
Jackson, NE 68743
(Address of principal executive offices)

(402) 632-2676
(Issuer’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☑  No
As of February 14, 2008, there were 3,789 membership units outstanding.

Information Regarding Forward Looking Statements
     This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:
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
     ALL REFERENCES TO “WE,” “US,” “OUR” AND THE “COMPANY” IN THIS REPORT REFER TO SIOUXLAND ETHANOL, LLC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
SIOUXLAND ETHANOL, LLC
Condensed Balance Sheets

	December 31,	September 30,
	2007	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and equivalents	$666,964	$5,924,234
Restricted cash	1,237,676	286,902
Accounts receivable	4,415,152	3,091,829
Inventory	4,683,095	3,127,756
Derivative instruments	3,247,482	—
Deposits and prepaid expenses	344,973	312,887

Total current assets	14,595,342	12,743,608

Property and Equipment
Land and land improvements	9,736,687	9,637,884
Buildings	8,496,416	8,496,416
Office equipment and furnishings	213,139	190,170
Plant equipment and machinery	59,780,948	59,760,746

	78,227,190	78,085,216
Less accumulated depreciation	(3,495,176)	(2,186,740)

Net property and equipment	74,732,014	75,898,476

Other Assets
Restricted cash	3,467	10,912
Restricted investments	399,533	399,533
Expansion deposit	560,150	560,150
Debt issuance costs, net of amortization	509,893	568,553
Deposits and other	1,079,886	1,079,886

	2,552,929	2,619,034

Total Assets	$91,880,285	$91,261,118

LIABILITIES AND EQUITY

Current Liabilities
Line of credit	$486,339	$—
Current maturities of long-term debt	4,803,019	4,797,627
Accounts payable	2,998,551	2,642,753
Accrued expenses	828,362	783,308
Derivative instruments	—	43,591
Construction payable	150,000	252,266

Total current liabilities	9,266,271	8,519,545

Long-Term Debt, net of current maturities	34,833,356	41,336,758

Commitments and Contingencies

Members’ Equity, 3,789 units issued and outstanding	47,780,658	41,404,815

Total Liabilities and Members’ Equity	$91,880,285	$91,261,118

Notes to Condensed Financial Statements are an integral part of these Statements.

SIOUXLAND ETHANOL, LLC
Condensed Statements of Operations

	Three months ended	Three months ended
	December 31,	December 31,
	2007	2006
	(Unaudited)	(Unaudited)
Revenues	$27,039,613	$—

Cost of Goods Sold	18,682,430	—

Gross Profit	8,357,183	—

Selling, General, and Administrative Expenses	1,104,460	206,680

Operating Income (Loss)	7,252,723	(206,680)

Other Income (Expense)
Interest income	15,877	18,909
Interest expense	(895,515)	—
Other income	2,758	283,075

Total other income (expense), net	(876,880)	301,984

Net Income	$6,375,843	$95,304

Weighted Average Units Outstanding — Basic and Diluted	3,789	3,789

Net Income Per Unit — Basic and Diluted	$1,682.72	$25.15

SIOUXLAND ETHANOL, LLC
Condensed Statements of Cash Flows

	Three months ended	Three months ended
	December 31,	December 31,
	2007	2006
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income	$6,375,843	$95,304
Adjustments to reconcile net income to net cash from (used in) operations:
Depreciation and amortization	1,367,096	11,890
Change in fair value of derivative instruments	(3,255,348)	—
Change in assets and liabilities:
Restricted cash	(1,128,613)	(144,925)
Accounts receivable	(1,323,323)	—
Other receivable	—	2,067
Inventory	(1,555,339)	—
Derivative instruments	(35,725)	(427,137)
Deposits and prepaid expenses	(32,086)	13,165
Accounts payable	355,798	149,712
Accrued expenses	45,054	6,485

Net cash from (used in) operating activities	813,357	(293,439)

Cash Flows from Investing Activities
Payment for expansion deposit	—	(500,000)
Capital expenditures	(244,240)	(18,356,812)

Net cash used in investing activities	(244,240)	(18,856,812)

Cash Flows from Financing Activities
Proceeds from line of credit, net	486,339	—
Proceeds from revolving term note	—	394,188
Payments on revolving term note	(5,300,000)	—
Proceeds from long-term debt	—	15,975,000
Payments on long-term debt	(1,198,010)	—
Payments for financing costs and other	—	(60,697)
Net release from restricted cash	185,284	—

Net cash from (used in) financing activities	(5,826,387)	16,308,491

Net Decrease in Cash and Equivalents	(5,257,270)	(2,841,760)

Cash and Equivalents – Beginning of Period	5,924,234	4,160,253

Cash and Equivalents – End of Period	$666,964	$1,318,493

Supplemental Cash Flow Information
Cash paid during the period for:
Interest capitalized	$—	$323,007
Interest expensed	765,215	—

Total	$765,215	$323,007

Supplemental Disclosure of Noncash Investing and Financing Activities
Capital expenditures in construction payable	$—	$6,823,047

Notes to Condensed Financial Statements are an integral part of these Statements.

SIOUXLAND ETHANOL, LLC
Condensed Notes to Financial Statements
December 31, 2007 (Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended September 30, 2007, contained in the Company’s annual report on Form 10-KSB for 2007.
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
Nature of Business
     Siouxland Ethanol, LLC produces and sells fuel ethanol and distillers grains, a co-product of the fuel ethanol production process, in the continental United States. The Company began its plant operations in May 2007. Prior to May 2007, the Company was in the development stage. The Company operates a 50 million gallon per year ethanol plant in Dakota County, Nebraska. In January 2006, the Company announced its plans to double the size of the plant from a 50 million gallon ethanol plant to a 100 million gallon ethanol plant. The Company is considering its financing options and the feasibility of proceeding with the proposed plant expansion.
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
     The carrying value of the expansion deposit is based on management’s continued evaluation of the expansion project and their estimate of the value of the deposit. The terms of the deposit are described in Note 6. The actual value of the expansion deposit may differ from these estimates.
Revenue Recognition
     The Company generally sells ethanol and related products pursuant to marketing agreements. Revenues are recognized when the marketing company (the “customer”) has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured. The marketing agreement with Archer Daniels Midland (ADM) provides that an initial price per gallon of ethanol is established upon shipment. The Company settles the final price with ADM monthly based upon the combined results of the ethanol marketing pool in which the Company participates. All sales of ethanol during a month are recorded at a price that is both fixed and determinable and there are no

SIOUXLAND ETHANOL, LLC
Condensed Notes to Financial Statements
December 31, 2007 (Unaudited)
ethanol sales, during any given month that should be considered ontingent and recorded as deferred revenue. The Company’s products are shipped FOB shipping point.
     In accordance with the Company’s agreement for the marketing and sale of ethanol and related products, marketing fees and commissions due to the marketers are deducted from the gross sales price at the time payment is remitted to the Company. However, in accordance with EITF 99-19, because the Company is the primary obligor in the sales arrangement with the customer, these sales and marketing fees and commissions are recorded gross in Selling, General, and Administrative Expenses in the accompanying statement of operations.
     The Company’s marketing agreements include provisions whereby the sales price is reduced for certain transportation costs. Accordingly, the sales revenue reported in these financial statements is recorded net of these costs.
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

SIOUXLAND ETHANOL, LLC
Condensed Notes to Financial Statements
December 31, 2007 (Unaudited)
2. INVENTORY
     Inventory consisted of the following at December 31, 2007:

	December 31,	September 30,
	2007	2007 *
Raw materials	$1,910,603	$1,172,335
Supplies	252,271	215,530
Work in process	614,294	581,063
Finished goods	1,905,927	1,158,828

Total	$4,683,095	$3,127,756

*	Derived from audited financial statements
3. DERIVATIVE INSTRUMENTS
     As of December 31, 2007, the Company recorded an asset of approximately $3,247,000 related to its positions in derivative instruments. Additionally, approximately $1,231,000 of restricted cash is related to margin requirements in the Company’s derivative accounts. The Company recorded gains on derivative instruments of approximately $3,705,000 and $283,000 for the three months ended December 31, 2007 and 2006, respectively. None of the derivative instrument positions are accounted for as fair value or cash flow hedges.
4. LINE OF CREDIT
     In October 2006, the Company obtained a line of credit for up to $3,500,000, subject to borrowing base limitations, until November 2008. Interest accrues at the three-month LIBOR plus 3%, which totaled 8.10% at December 31, 2007, and is payable monthly. The Company is obligated to pay the lender an unused commitment fee equal to .35% on the unused portion of the line. The Company had a balance of approximately $486,000 drawn on this line at December 31, 2007. The Company has issued a standby letter of credit totaling $381,000 related to rail car leases, which reduces the amounts available on the line of credit. The line of credit is secured by a common credit agreement along with the revolving promissory note and the term note described in Note 5.

SIOUXLAND ETHANOL, LLC
Condensed Notes to Financial Statements
December 31, 2007 (Unaudited)
5. LONG-TERM DEBT
     Long-term debt consists of the following:

	December 31,	September 30,
	2007	2007*
Term note payable to lending institution, see terms below	$34,455,625	$35,643,750

Revolving promissory note to lending institution, see terms below	1,053,691	6,353,691

Tax increment financing	4,030,000	4,030,000

Equipment note	97,059	106,944

Total	39,636,375	46,134,385

Less amounts due within one year	4,803,019	4,797,627

Net long-term debt	$34,833,356	$41,336,758

*	Derived from audited financial statements
Term Note
     The Company has a term note, which requires interest payments at the three-month LIBOR plus 3%, which totaled 8.10% at December 31, 2007. The Company is required to make 30 quarterly principal installments of $1,188,125 plus accrued interest which began December 1, 2007, payable in full in June 2015. In addition to the scheduled payments, the Company is required to make additional principal payments equal to 65% of the Company’s excess cash flow not to exceed $2,500,000 per fiscal year and an aggregate total of $8,000,000. The Company made an excess cash flow payment in January 2008 of $2,500,000. As part of the financing agreement, the premium above LIBOR may be reduced to 2.85% based on the Company meeting a specified financial ratio.
     The term note, the revolving promissory note described below, and the line of credit described in Note 4 are subject to a common credit agreement containing various financial and non-financial covenants that limit distributions, require minimum debt service coverage, net worth and working capital requirements. The term note, revolving promissory note described below, and the line of credit described in Note 4 are secured by a security agreement on all of the Company’s business assets.
Revolving Promissory Note
     The Company has a revolving promissory note with the same lending institution for up to $11,881,250. The Company pays interest on the principal advances monthly at the three-month LIBOR rate plus 3% which totaled 8.10% at December 31, 2007. Beginning in September 2015, or three months after the repayment of the term note described above, the Company is required to make 10 quarterly installments of $1,188,125 plus accrued interest until December 1, 2017. The Company pays a commitment fee of .5% on the unused portion of the revolving promissory note.

SIOUXLAND ETHANOL, LLC
Condensed Notes to Financial Statements
December 31, 2007 (Unaudited)
Maturities
     The estimated maturities of long-term debt at December 31, 2007, are as follows:

2008	$4,803,019
2009	4,939,628
2010	4,931,911
2011	4,927,500
2012	4,947,500
Thereafter	15,086,817

Total long-term debt	$39,636,375

6. COMMITMENTS AND CONTINGENCIES
Expansion Design Build Letter of Intent
     In December 2006, the Company signed a letter of intent with a general contractor to design and build a 50 million gallon expansion of the ethanol plant. This letter of intent does not include all costs of the expansion. The contract price is subject to price increases based on factors including increases in construction costs and the timing until the notice to proceed is given. The Company has received an extension on the letter of intent that will terminate on June 1, 2008, unless the basic size and design of the expansion have been agreed upon and minimum funding is met. As part of the letter of intent, the Company paid a $500,000 non-refundable commitment fee in December 2006, which was recorded as an expansion deposit. It is reasonably possible that the expansion may not proceed, at which point this payment will be expensed. The Company has capitalized preliminary construction costs of approximately $60,000 related to the expansion in addition to the commitment fee. An affiliate of the general contractor is an investor in the Company. An employee of the general contractor is an investor and director of the Company.
Utility contracts
     In March 2006, the Company entered into an agreement with an unrelated party to provide all natural gas required by the Company for the period from the date the facilities were installed and for ten years thereafter. The agreement requires minimum charges over the ten year period of the approximately $50,000 per month. The Company paid a construction security deposit and a demand security deposit totaling approximately $1,182,000. Subsequent to December 31, 2007, the Company replaced the security deposits with a standby letter of credit as described in Note 8.
     In February 2007, the Company entered into an agreement with an unrelated party to purchase all electrical power required by the Company beginning in April 2007, or the date the substation is energized and continues perpetually thereafter. The Company was required to make a security deposit equal to 1.5 month’s average usage, adjusted annually. Subsequent to December 31, 2007, the Company replaced the security deposit with a standby letter of credit as described in Note 8.
Forward Contracts
     The Company has forward contracts in place for corn purchases of approximately $19,246,000 through September 2010, which represents approximately 9% of the Company’s anticipated purchases

SIOUXLAND ETHANOL, LLC
Condensed Notes to Financial Statements
December 31, 2007 (Unaudited)
over the period. The Company has forward sales contracts in place for the sale of distiller’s grains of approximately $9,216,000 through September 2008, which represents approximately 65% of the Company’s estimated sales over the period.
7. RELATED PARTY TRANSACTIONS
     During December 2007, the Company began receiving methane gas from a nearby landfill, under a landfill gas contract, for use as fuel in the Company’s production process. The amounts purchased were not significant. The owner of the landfill is an investor of the Company. During the quarter ending December 31, 2007, the Company purchased corn from investors for approximately $3,725,000. The Company also had sales of distiller’s grains to investors of approximately $192,000.
8. SUBSEQUENT EVENTS
     Subsequent to December 31, 2007, the Company negotiated and implemented two standby letters of credit with its primary lender. These standby letters of credit have face amounts of approximately $225,000 and $1,182,000, which will be used to meet the deposit requirements of the Company’s electrical and natural gas utility providers. These standby letters of credit reduce the amount available under the Company’s line of credit described in Note 4. An annual fee of 2.5% of the amount reserved will be paid to the lender for the reservation under these standby letters of credit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Overview
     Siouxland Ethanol, LLC is a Nebraska limited liability company that was formed on August 12, 2004, for the purpose of constructing and operating a dry mill corn-based ethanol plant near Jackson, Nebraska (the “Plant”). The Plant has a stated capacity to produce 50 million gallons of denatured fuel grade ethanol and 160,000 tons of dried distillers’ grains per year. The Plant was completed, and full scale production of ethanol and distillers’ grains at the Plant began, in May 2007. Accordingly, our results of operations for the quarter ended December 31, 2007, represent only our second full quarter as an operational company. Operating results for the quarter are not necessarily indicative of the results of operations we may experience for the fiscal year ending September 30, 2008, or other future periods.
     In addition, we are subject to a number of factors, including those affecting the fuel ethanol industry generally, that may affect our future operating and financial performance. These factors include, but are not limited to, the available supply and cost of corn from which our ethanol and distillers grains are processed; the availability and cost of natural gas, which we use in the production process; dependence on our ethanol marketer to market and distribute our ethanol; the intensely competitive nature of the ethanol industry; possible legislation at the federal, state and/or local level; changes in federal ethanol tax incentives and other policies; and the cost of complying with extensive environmental laws that regulate our industry.
     Since commencing operations, the Company’s focus is on (i) ensuring the Plant is operating as efficiently as possible and (ii) cost-effective purchasing of key manufacturing inputs such as corn and natural gas. In January 2006, we announced our intent to double the production capacity of the Plant from an annual ethanol production capacity of 50 million gallons to 100 million gallons. We continue to evaluate the concept of expanding the capacity of the Plant and the options for financing such an expansion.
Results of Operations
     The following table shows summary information from our Statement of Operations for the three months ended December 31, 2007. Because we were not operational during the quarter ended December 31, 2006, we have not provided a comparison of our financial results between reporting periods.

	Three Months Ended
	December 31, 2007
	(Unaudited)
Income Statement Data	Amount	Percent
Revenue	$27,039,613	100.0%
Cost of Sales	18,682,430	69.1%

Gross Profit	8,357,183	30.9%
SG&A Expenses	1,104,460	4.1%

Operating Income	7,252,723	26.8%
Other Income (Expense)	(876,880)	(3.2)%

Net Income	$6,375,843	23.6%

Revenues
     Revenues are derived from the sale of fuel ethanol and distillers’ grains with solubles (“DGS”) produced at the Plant. Ethanol revenues during the quarter ended December 31, 2007, were approximately $22.5 million representing 83.4% of our sales. All sales of ethanol were made pursuant to the terms of an ethanol marketing agreement that we entered into with Archer Daniels Midland Co. Ethanol sales during the quarter ended December 31, 2007, were approximately a 17.6% below the level of sales during the prior quarter ended September 30, 2007. The decrease was a result of a 6.9% decrease in the average price per gallon of ethanol quarter to quarter, in conjunction with a 11.4% decrease in the gallons of ethanol sold. Production difficulties experienced during a ten day period in December was the main contributing factor in the reduced number of gallons sold during the period. The production difficulties were due to an isolated occurrence that has been identified and addressed by management.
     Total sales of DGS during the quarter equaled approximately $4.5 million comprising 16.6% of our sales. We sold substantially all distillers’ dried grains with solubles produced during the quarter under the terms of a DGS marketing agreement entered into with Cenex Harvest States. We sell the wet distillers grains and solubles produced at the Plant to end users in the local market at contract or current market prices. DGS sales during the quarter ended December 31, 2007, were largely unchanged as compared to the prior quarter ending September 30, 2007. The Company uses forward contracts to lock in a portion of the anticipated sales of distillers’ grains.
Cost of Sales
     Our costs of sales includes, among other things, the cost of corn and natural gas used in ethanol and DGS production (which are the largest two components of costs of sales); processing ingredients, electricity, and wages, salaries and benefits of production personnel. We use approximately 1.7 million bushels of corn and 111,000 decatherms of natural gas per month at the Plant. We contract with local farmers and elevators for our corn supply and use various natural gas vendors to supply the natural gas necessary to operate the Plant. We recently began to supplement our natural gas requirements with methane generated at a landfill located near the Plant, although the potential savings from using methane is not known at this time.
     Costs of sales during the quarter ended December 31, 2007, was approximately $18.7 million, or 69.1% of total revenues. There was an approximately 26.5% decrease in the cost of sales in the quarter ended December 31, 2007, as compared to the prior quarter ending September 30, 2007. This decrease was primarily attributable to a gain on derivative instruments of approximately $3.7 million during the period that was recorded as a reduction in cost of goods sold.
     The cost of both corn and natural gas fluctuate based on supply and demand which, in turn, is affected by a number of factors which are beyond our control. We expect our gross margin to fluctuate in the future based on the relative prices of corn, natural gas and fuel ethanol. We use futures and options contracts to minimize our exposure to movements in corn prices, but there is no assurance that these hedging strategies will be effective. At December 31, 2007, none of our derivative contracts were designated as hedges and, as a result, changes to the market value of these contracts were recognized as an increase or decrease to our costs of goods sold. As a result, gains or losses on derivative instruments do not necessarily coincide with the related corn purchases. This may cause fluctuations in cost of goods sold. While we do not use hedge accounting to match gains or losses on derivative instruments, we believe the derivative instruments provide an economic hedge.

Selling, General and Administrative Expenses
     Selling, general and administrative expenses include wages, salaries and benefits of administrative employees at the Plant, marketing fees, insurance, professional fees and similar costs. These expenses represented 4.1% of total revenues for the quarter ended December 31, 2007. With the exception of marketing fees, these expenses generally do not vary with the level of production at the Plant.
Other Income (Expense)
     Other income consisted primarily of interest income we earned on our cash balances during the quarter of approximately $16,000. This was offset by interest expense of approximately $896,000 paid on our borrowings. Interest expense consists primarily of interest payments on our Credit Facilities with Farm Credit Services of America, FLCA described below. Interest expense also includes interest payments on our $4,030,000 Tax Increment Revenue Bonds and on a note used to finance certain equipment. Interest expense is dependent on the balances outstanding and on interest rate fluctuations. Substantially all of our debt is at variable interest rates.
Liquidity and Capital Resources
     As of December 31, 2007, we had cash and cash equivalents (other than restricted cash) of approximately $667,000, current assets (including derivative instruments valued at approximately $3.2 million) of approximately $14.6 million and total assets of approximately $91.9 million. Current liabilities as of that date totaled approximately $9.3 million and included approximately $4.8 million of long-term debt obligations due within 12 months.
     Our principal uses of cash are to pay operating expenses of the Plant and to make debt service payments on our long term debt described below. During the quarter ended December 31, 2007, we used cash to make principal payments of approximately $6,498,000 against our long-term debt. These payments included $5,300,000 which was paid to reduce outstanding borrowings under our revolving promissory note described below.
     Our principal long-term obligations consist of our Credit Facility with Farm Credit Services of America FLCA which consists of a term note and a revolving promissory note. As of December 31, 2007, the remaining principal on the term note equaled $34,455,625 and borrowings under the revolving promissory note totaled $1,053,691. Borrowings on the revolving promissory note vary in accordance with our working capital needs, but can be up to $11,881,250. During the quarter, the daily average borrowings under the revolving promissory note was approximately $2,669,000. We pay interest on the borrowed funds at a variable rate equivalent to LIBOR Short Term Index Rate plus 3.0%. The average interest rate on the Credit Facility during the quarter ended December 31, 2007, was 8.17% per annum.
     Also part of our Credit Facility with Farm Credit Services is a line of credit for up to $3,500,000. This line of credit has been renewed until November 2008. The amount available to us under this line of credit is reduced by the amount of a standby letter of credit totaling $381,000 as of December 31, 2007. In January 2008, two additional standby letters of credit were issued totaling $1,407,000 which will further reduce the amount available to us.
     The line of credit, term note and revolving promissory note are subject to protective covenants requiring us to maintain various financial ratios and tangible net worth. They also limit our annual capital expenditures and membership distributions. We are also required to make an additional annual payment on our term note equal to 65% of our “excess cash flow” as defined in the agreement, within 120 days of our fiscal year end. This payment is in addition to our regular quarterly payments, and is limited to $2,500,000 annually, not to exceed $8,000,000 in the aggregate. In January 2008, we paid the maximum required annual amount of $2,500,000 from available cash.
     We expect that our current cash reserves, when combined with anticipated revenues generated from the sale of ethanol and DGS produced at the Plant and our available borrowing capacity under our revolving promissory note and line of credit will be sufficient to meet our capital needs and operating expenses going forward. There is no assurance that the funds available to us will be sufficient to cover our anticipated capital needs and operating expenses, particularly if the sale of ethanol and DGS does not produce revenues in the amounts currently anticipated or if our operating costs, including specifically the cost of corn, natural gas and other inputs, are greater than anticipated.
     If we determine to proceed with the expansion of the Plant’s productive capacity from 50 million to 100 million gallons per year, we will need to obtain additional funds of approximately $88,000,000. We would expect to finance the costs of any such expansion through a combination of additional debt and equity financing along with cash generated from the operation of the initial 50 million gallon per year Plant. However, we currently have no commitments to provide such equity or debt financing for an expansion of the Plant.
Outlook
     We anticipate that ethanol prices will recover somewhat during 2008 from the lower prices received during three months ended December 31, 2007. However, we expect to see continuing volatility in ethanol prices. In the longer term, we believe that there will be an increasing demand for ethanol as a motor fuel additive due to high gasoline prices, the greater use of ethanol as an oxygenate to replace methyl tertiary butyl ether (MTBE) and the continuation of government incentives for ethanol production. However, future prices for fuel ethanol will be affected by a variety of factors beyond our control including the amount and timing of additional domestic ethanol production and ethanol imports; petroleum and gasoline prices; and the development of other alternative fuels.
     Prices for distillers’ grains are also affected by a number of factors beyond our control such as the supply of and demand for distillers’ grains as an animal feed and prices of competing feeds. We believe that current market prices for distillers’ grains are approaching levels that can be sustained long term as long as the prices of competing animal feeds remain steady or increase, livestock feeders continue to create demand for alternative feed sources such as distillers’ grains and the supply of distillers’ grains remains relatively stable. On the other hand, if competing commodity price values retreat and distillers’ supplies increase due to growth in the ethanol industry, distillers’ grain prices may decline.
     Corn prices have been trending higher for the past year largely due to higher demand from the renewable fuels industry. The expansion of ethanol productive capacity has brought about a substantial increase in demand for corn and thus in corn prices. The weak dollar has also promoted strong export sales of corn, adding to the strong demand. Higher corn prices have encouraged greater domestic corn production to meet this increased demand and this may reduce prices. Recently, ethanol margins have tightened considerably, which may reduce the domestic demand for corn. However, current high wheat prices and high soybean prices could lure acres out of corn production in 2008, which could increase corn prices and further increase our cost of goods sold.
Application of Critical Accounting Estimates
     Management uses estimates and assumptions in preparing our financial statements in accordance with accounting principles generally accepted in the United States. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Other than the estimates related to the expansion deposit, we do not believe that any of the accounting estimates described in the notes to the financial statements are critical at this time, however we expect to continue to review our accounting estimates now that operations of the Plant have commenced in order to determine if any of these accounting estimates are critical.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.
Item 4T. Controls and Procedures
     Our management, including our President and Chief Executive Officer (the principal executive officer), Charles Hofland, along with our Treasurer and Chief Financial Officer (the principal financial officer), Mark Rolfes, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.
     Our management, consisting of our President and Chief Executive Officer, and our Treasurer and Chief Financial Officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of December 31, 2007, and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

SIOUXLAND ETHANOL, LLC
Date: February 14, 2008	/s/ Charles Hofland
Charles Hofland
President and Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2008	/s/ Mark Rolfes
Mark Rolfes
Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)