Form 10-Q
period 2008-03-31
Siouxland Ethanol, LLC
filed 2008-05-15
CIK 1320050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended March 31, 2008
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
(Do not mark if Smaller Reporting Company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of May 14, 2008, there were 3,789 membership units outstanding.

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
     ALL REFERENCES TO “WE,” “US,” “OUR” AND THE “COMPANY” IN THIS REPORT REFER TO SIOUXLAND ETHANOL, LLC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SIOUXLAND ETHANOL, LLC
Condensed Balance Sheets

	March 31,	September 30,
ASSETS	2008	2007

	(Unaudited)
Current Assets
Cash and equivalents	$1,022,284	$5,924,234
Restricted cash	587,056	286,902
Accounts receivable	5,553,343	3,091,829
Inventory	4,365,003	3,127,756
Derivative instruments	10,688,601	—
Deposits and prepaid expenses	235,319	312,887

Total current assets	22,451,606	12,743,608

Property and Equipment
Land and land improvements	9,734,057	9,637,884
Buildings	8,496,416	8,496,416
Office equipment and furnishings	213,139	190,170
Plant equipment and machinery	59,851,703	59,760,746

	78,295,315	78,085,216
Less accumulated depreciation	(4,805,317)	(2,186,740)

Net property and equipment	73,489,998	75,898,476

Other Assets
Restricted cash	417,450	10,912
Restricted investments	—	399,533
Construction deposit	560,150	560,150
Debt issuance costs, net of amortization	473,473	568,553
Deposits and other	2,000	1,079,886

	1,453,073	2,619,034

Total Assets	$97,394,677	$91,261,118

LIABILITIES AND EQUITY

Current Liabilities
Checks in excess of bank balance	$251,012	$—
Current maturities of long-term debt	4,803,019	4,797,627
Due to broker	635,140	—
Accounts payable	1,438,610	2,642,753
Accrued expenses	779,384	783,308
Derivative instruments	—	43,591
Construction payable	—	252,266

Total current liabilities	7,907,165	8,519,545

Long-Term Debt, net of current maturities	32,131,910	41,336,758

Commitments and Contingencies

Members’ Equity, 3,789 units issued and outstanding	57,355,602	41,404,815

Total Liabilities and Members’ Equity	$97,394,677	$91,261,118

Notes to Condensed Financial Statements are an integral part of these Statements.

SIOUXLAND ETHANOL, LLC
Condensed Statements of Operations

	Three months ended	Three months ended
	March 31,	March 31,
	2008	2007

	(Unaudited)	(Unaudited)

Revenues	$32,786,624	$—
Cost of Goods Sold	21,819,594	—

Gross Profit	10,967,030	—

Selling, General, and Administrative Expenses	925,223	486,931

Operating Income (Loss)	10,041,807	(486,931)

Other Income (Expense)
Interest income	21,898	22,880
Interest expense	(700,869)	—
Other income	212,108	65,888
Loss on derivative instruments	—	(156,792)

Total other expense, net	(466,863)	(68,024)

Net Income (Loss)	$9,574,944	$(554,955)

Weighted Average Units Outstanding — Basic and Diluted	3,789	3,789

Net Income (Loss) Per Unit — Basic and Diluted	$2,527.04	$(146.46)

Notes to Condensed Financial Statements are an integral part of these Statements.

SIOUXLAND ETHANOL, LLC
Condensed Statements of Operations

	Six months ended	Six months ended
	March 31,	March 31,
	2008	2007

	(Unaudited)	(Unaudited)

Revenues	$59,826,237	$—

Cost of Goods Sold	40,502,024	—

Gross Profit	19,324,213	—

Selling, General, and Administrative Expenses	2,029,683	693,611

Operating Income (Loss)	17,294,530	(693,611)

Other Income (Expense)
Interest income	37,775	41,789
Interest expense	(1,596,384)	—
Other income	214,866	65,888
Gain on derivative instruments	—	126,283

Total other income (expense), net	(1,343,743)	233,960

Net Income (Loss)	$15,950,787	$(459,651)

Weighted Average Units Outstanding — Basic and Diluted	3,789	3,789

Net Income (Loss) Per Unit — Basic and Diluted	$4,209.76	$(121.31)

Notes to Condensed Financial Statements are an integral part of these Statements.

SIOUXLAND ETHANOL, LLC
Condensed Statements of Cash Flows

	Six months ended	Six months ended
	March 31,	March 31,
	2008	2007

	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$15,950,787	$(459,651)
Adjustments to reconcile net income to net cash from (used in) operations:
Depreciation and amortization	2,714,267	29,885
Change in fair value of derivative instruments	(8,639,976)	—
Income earned on restricted cash and investments	(16,840)	—
Change in assets and liabilities:
Restricted cash	(477,887)	(390,646)
Accounts receivable	(2,461,514)	—
Other receivable	—	(2,809)
Inventory	(1,237,247)	—
Derivative instruments	(2,092,216)	1,123,949
Deposits and prepaid expenses	1,155,454	(112,315)
Due to broker	635,140	—
Accounts payable	(1,204,143)	51,244
Accrued expenses	(3,924)	47,838

Net cash from operating activities	4,321,901	287,495

Cash Flows from Investing Activities
Payment for construction deposit	—	(509,250)
Capital expenditures	(462,975)	(28,046,840)

Net cash used in investing activities	(462,975)	(28,556,090)

Cash Flows from Financing Activities
Proceeds from checks in excess of bank balance	251,012	—
Proceeds from line of credit	771,000	—
Payments on line of credit	(771,000)	—
Proceeds from revolving term note	1,000,000	—
Payments on revolving term note	(5,300,000)	—
Proceeds from long-term debt	—	25,775,000
Payments on long-term debt	(4,899,456)	—
Payments for financing costs and other	—	(71,884)
Net withdrawals from restricted cash	187,568	—

Net cash from (used in) financing activities	(8,760,876)	25,703,116

Net Decrease in Cash and Equivalents	(4,901,950)	(2,565,479)

Cash and Equivalents — Beginning of Period	5,924,234	4,160,253

Cash and Equivalents — End of Period	$1,022,284	$1,594,774

Supplemental Cash Flow Information
Cash paid during the period for:
Interest capitalized	$—	$896,371
Interest expensed	1,455,150	—

Total	$1,455,150	$896,371

Supplemental Disclosure of Noncash Investing and Financing Activities
Capital expenditures in construction payable	$—	$4,977,030

Debt issuance costs financed with TIF financing	$—	$282

Notes to Condensed Financial Statements are an integral part of these Statements.

SIOUXLAND ETHANOL, LLC
Condensed Notes to Financial Statements
March 31, 2008 (Unaudited)
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
Revenue Recognition
     The Company generally sells ethanol and related products pursuant to marketing agreements. Revenues are recognized when the marketing company (the “customer”) has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured. The marketing agreement with Archer Daniels Midland (ADM) provides that an initial price per gallon of ethanol is established upon shipment. The Company settles the final price with ADM monthly based upon the combined results of the ethanol marketing pool in which the Company participates. The Company believes that all sales of ethanol during a month are recorded at a price that is both fixed and determinable and that there are no ethanol sales, during any given month, that should be considered contingent and recorded as deferred revenue. The Company’s products are shipped FOB shipping point.
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

SIOUXLAND ETHANOL, LLC
Condensed Notes to Financial Statements
March 31, 2008 (Unaudited)
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
     Additionally, SFAS No. 133 requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted as “normal purchases or normal sales.” Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Certain corn and distillers grains contracts that meet the requirement of normal are documented as normal and exempted from the accounting and reporting requirements of SFAS No. 133, and therefore, are not marked to market in our financial statements.
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
New Accounting Pronouncements
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2008. The Company currently plans to adopt SFAS 161 during its 2010 fiscal year. Because SFAS 161 requires

SIOUXLAND ETHANOL, LLC
Condensed Notes to Financial Statements
March 31, 2008 (Unaudited)
enhanced disclosures but does not modify the accounting treatment of derivative instruments and hedging activities, the Company believes the adoption of this standard will have no impact on its financial position, results of operations, or cash flows.
2. INVENTORY
     Inventory consisted of the following:

	March 31,	September 30,
	2008	2007 *
Raw materials	$1,997,635	$1,172,335
Supplies	286,739	215,530
Work in process	773,270	581,063
Finished goods	1,307,359	1,158,828

Total	$4,365,003	$3,127,756

*	Derived from audited financial statements
3. DERIVATIVE INSTRUMENTS
     As of March 31, 2008, the Company has recorded an asset of approximately $10,689,000 related to its fair value positions in derivative instruments. Additionally, approximately $580,000 of restricted cash is related to margin requirements in the Company’s derivative accounts and an amount due to broker of approximately $635,000 for cash requirement deficits. The Company recorded gains on derivative instruments of approximately $7,655,000 for the three months ended March 31, 2008, and gains of approximately $11,360,000 for the six months ended March 31, 2008, included in costs of goods sold. The Company recorded losses on derivative instruments of approximately $157,000 for the three months ended March 31, 2007, and a gain of approximately $126,000 for the six months ended March 31, 2007, included in other income. None of the derivative instrument positions are accounted for as fair value or cash flow hedges.
4. LINE OF CREDIT
     In October 2006, the Company obtained a line of credit for up to $3,500,000, subject to borrowing base limitations, until November 2008. Interest accrues on the outstanding balance at the three-month LIBOR plus 3%, which totaled 6.10% at March 31, 2008, and is payable monthly. The Company is obligated to pay the lender an unused commitment fee equal to .35% on the unused portion of the line. The Company did not have any funds drawn on this line as of March 31, 2008. The line of credit is secured by a common credit agreement along with the revolving promissory note and the term note described in Note 5.
     The Company has issued a standby letter of credit totaling $381,000 related to rail car leases, which reduces the amounts available on the line of credit. Additionally, the Company has two standby letters of credit with face amounts of $225,000 and approximately $1,182,000. These are used to meet the deposit requirements of the Company’s electrical and natural gas utility providers. These letters of credit also reduce the amount available on the line of credit. An annual fee of 2.5% of the amount reserved will be paid to the lender for the reservation under the letters of credit.

SIOUXLAND ETHANOL, LLC
Condensed Notes to Financial Statements
March 31, 2008 (Unaudited)
5. LONG-TERM DEBT
     Long-term debt consists of the following:

	March 31,	September 30,
	2008	2007*
Term note payable, see terms below	$30,767,500	$35,643,750
Revolving promissory note, see terms below	2,053,691	6,353,691
Tax increment financing	4,030,000	4,030,000
Equipment note	83,738	106,944

Total	36,934,929	46,134,385
Less amounts due within one year	4,803,019	4,797,627

Net long-term debt	$32,131,910	$41,336,758

*	Derived from audited financial statements
Term Note
     The Company has a term note with a lending institution, which requires interest payments at the three-month LIBOR plus 3%, which totaled 6.10% at March 31, 2008. The Company is required to make 30 quarterly principal installments of $1,188,125 plus accrued interest which began December 1, 2007, payable in full in June 2015. In addition to the scheduled payments, the Company is required to make additional principal payments equal to 65% of the Company’s excess cash flow not to exceed $2,500,000 per fiscal year and an aggregate total of $8,000,000. The Company made an excess cash flow payment in January 2008 of $2,500,000. As part of the financing agreement, the premium above LIBOR may be reduced to 2.85% based on the Company meeting a specified financial ratio.
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
Revolving Promissory Note
     The Company has a revolving promissory note with the same lending institution for up to $11,881,250. The Company pays interest on the principal advances monthly at the three-month LIBOR rate plus 3% which totaled 6.10% at March 31, 2008. Beginning in September 2015, or three months after the repayment of the term note described above, the Company is required to make 10 quarterly installments of $1,188,125 plus accrued interest until December 1, 2017. The Company pays a commitment fee of .5% on the unused portion of the revolving promissory note. As part of the financing agreement, the premium above LIBOR may be reduced to 2.85% based on the Company meeting a specified financial ratio.

SIOUXLAND ETHANOL, LLC
Condensed Notes to Financial Statements
March 31, 2008 (Unaudited)
Maturities
     The estimated maturities of long-term debt at March 31, 2008, are as follows:

2008	$4,803,019
2009	4,939,629
2010	4,918,590
2011	4,927,500
2012	4,947,500
Thereafter	12,398,691

Total long-term debt	$36,934,929

6. COMMITMENTS AND CONTINGENCIES
Construction Deposit
     In December 2006, the Company signed a letter of intent with a general contractor, a related party, to design and build a 50 million gallon expansion of the ethanol plant. This letter of intent does not include all costs of the expansion. The contract price is subject to price increases based on factors including increases in construction costs and the timing until the notice to proceed is given. The Company has received an extension on the letter of intent that will terminate on June 1, 2008. As part of the letter of intent, the Company paid a $500,000 non-refundable commitment fee in December 2006. In addition, the general contractor has agreed to not only allow the deposit to be applied against the expansion project when and if constructed, but also to other agreed upon capital improvement projects.
Forward Contracts
     The Company has forward contracts in place for corn purchases of approximately $27,384,000 through September 2010, which represents approximately 12% of the Company’s anticipated purchases over the period. The Company has forward sales contracts in place for the sale of modified wet distillers grain of approximately $6,036,000 through September 2008, which represents approximately 96% of the Company’s estimated sales over the period. The Company also has forward sales contracts in place for the sale of its dry distillers grain of approximately $1,356,000 through June 2009, which represents approximately 18% of the Company’s estimated sales over the period.

SIOUXLAND ETHANOL, LLC
Condensed Notes to Financial Statements
March 31, 2008 (Unaudited)
7. RELATED PARTY TRANSACTIONS
     The Company conducts transactions in the normal course of business with various related parties. Related party transactions consisted of the following:

	March 31, 2008
	Three months	Six months
	ended	ended
Corn purchases	$773,000	$1,327,000
Distillers grain sales	246,000	436,000
8. SUBSEQUENT EVENTS
     Subsequent to March 31, 2008, the Company entered into an amendment to the credit agreement described in Note 5. This amendment provides that the Company may from time to time elect to convert up to 75% of the outstanding borrowings under the term note from the variable interest rate described in Note 5 to a fixed rate of interest as quoted by the lender at the time of any such election. Certain prepayment provisions may apply for early payment of converted amounts. Under this amendment, the Company has converted $17.5 million to fixed rates of interest as of April 2008 ranging from 5.65% to 6.69% for periods until April 2012.

SIOUXLAND ETHANOL, LLC
Condensed Notes to Financial Statements
March 31, 2008 (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
Overview
     Siouxland Ethanol, LLC is a Nebraska limited liability company that was formed on August 12, 2004, for the purpose of constructing and operating a dry mill corn-based ethanol plant near Jackson, Nebraska (the “Plant”). The Plant has a stated capacity to produce 50 million gallons of denatured fuel grade ethanol and 160,000 tons of dried distillers grains per year. The Plant was completed and full scale production of ethanol and distillers grains began in May 2007; therefore, the Company discontinued reporting as a development stage company. Our results of operations for the three and six-months ended March 31, 2008 are not necessarily indicative of the results of operations we may experience for the fiscal year ending September 30, 2008, or other future periods.
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
     Since commencing operations, the Company’s focus is on (i) ensuring the Plant is operating as efficiently as possible and (ii) cost-effective purchasing of key manufacturing inputs such as corn and natural gas. In January 2006, we announced our intent to double the production capacity of the Plant from an annual ethanol production capacity of 50 million gallons to 100 million gallons. While we continue to evaluate the concept of expansion, due to current market conditions and other industry uncertainties, we are not actively pursing this option. However, we are considering other value added projects to enhance our current production facility.
Results of Operations
     The following table shows summary information from our statement of operations for the three and six-months ended March 31, 2008. Because we were not operational during the three or six-months ended March 31, 2007, we have not provided a comparison of our financial results between reporting periods.

	March 31, 2008
	(Unaudited)
	Three Months Ended		Six Months Ended
Statement of Operations Data	Amount	%	Amount	%
Revenues	$32,786,624	100.0%	$59,826,237	100.0%
Cost of Goods Sold	21,819,594	66.6%	40,502,024	67.7%

Gross Profit	10,967,030	33.4%	19,324,213	32.3%
SG&A Expenses	925,223	2.8%	2,029,683	3.4%

Operating Income	10,041,807	30.6%	17,294,530	28.9%
Other Income (Expense)	(466,863)	(1.4)%	(1,343,743)	(2.2)%

Net Income	$9,574,944	29.2%	$15,950,787	26.7%

Revenues
     Revenues are derived from the sale of fuel ethanol and distillers grains with solubles (“DGS”) produced at the Plant. Ethanol revenues during the three and six-months ended March 31, 2008 were approximately $28.3 million and $50.8 million, respectively, and represented 86.3% and 85.0% of our total revenues during those respective periods. All sales of ethanol were made pursuant to the terms of an ethanol marketing agreement that we entered into with Archer Daniels Midland Co. Ethanol sales during the quarter ended March 31, 2008 were approximately 25.4% above the level of sales during the prior quarter ended December 31, 2007. The increase was in part a result of an 11.0% increase in the gallons of ethanol sold during the period. Production difficulties experienced during a ten day period in December 2007 was the main contributing factor in the reduced number of gallons that were sold during the quarter ended December 31, 2007. The production difficulties were due to an isolated occurrence that has been identified and addressed by the Company. In addition, the average net price per gallon for ethanol sold during the quarter ended March 31, 2008 increased 13.0% compared to the quarter ended December 31, 2007.
     Total sales of DGS during the three and six-months ended March 31, 2008 were approximately $4.5 million and $9.0 million, respectively, and represented 13.7% and 15.0% of our sales during those respective periods. We sold substantially all distillers dried grains with solubles produced under the terms of a DGS marketing agreement entered into with Cenex Harvest States. We sell the wet distillers grains and solubles produced at the Plant to end users in the local market at contract or current market prices. The Company uses forward contracts to lock in a portion of the anticipated sales of distillers grains. DGS sales during the quarter ended March 31, 2008 were largely unchanged as compared to the prior quarter ending December 31, 2007.
Cost of Goods Sold
     Our cost of goods sold includes, among other things, the cost of corn and natural gas used in ethanol and DGS production (which are the largest two components of costs of sales); processing ingredients, electricity, and wages, salaries and benefits of production personnel. We use approximately 1.7 million bushels of corn and 108,000 decatherms (“Dths”) of natural gas per month at the Plant. We contract with local farmers and elevators for our corn supply and use various natural gas vendors to supply the natural gas necessary to operate the Plant. In December 2007, we began to supplement our natural gas requirements with methane generated at a landfill located near the Plant. During the quarter ended March 31, 2008 we purchased approximately 32,000 Dths of methane gas from the landfill at an average price of $5.60 per Dth. This compares to an average price of $8.42 per Dth for natural gas purchased during the same period.
     Cost of goods sold during the three and six-months ended March 31, 2008 were approximately $21.8 million and $40.5 million, respectively, and represented 66.6% and 67.7% of our total revenues during those respective periods. There was an increase of approximately 16.8% in the cost of good sold in the quarter ended March 31, 2008 as compared to the prior quarter ending December 31, 2007. The increase was primarily the result of higher sales volume of ethanol, higher natural gas prices, and higher prices for corn purchased during the period. The average price paid for corn during the quarter ended March 31, 2008 increased 23.8% compared to the quarter ended December 31, 2007. However, these factors were partially offset by a gain on derivative instruments of approximately $7.7 million during the quarter that was recorded as a reduction in cost of goods sold as compared to a gain and reduction in cost of goods sold of approximately $3.7 million for the quarter ended December 31, 2007. The gain on derivatives was a result of higher corn prices which increased the values of our derivatives.

     The cost of both corn and natural gas fluctuate based on supply and demand, which in turn, is affected by a number of factors beyond our control. We expect our gross margin to fluctuate in the future based on the relative prices of corn, natural gas and fuel ethanol. We use futures and options contracts to minimize our exposure to movements in corn prices; but there is no assurance that these hedging strategies will be effective. As of March 31, 2008, none of our derivative contracts were designated as hedges and, as a result, changes to the market value of these contracts were recognized immediately as an increase or decrease to our costs of goods sold. As a result, gains or losses on derivative instruments do not necessarily coincide with the related corn purchases. This may cause fluctuations in cost of goods sold. While we do not use hedge accounting to match gains or losses on derivative instruments, we believe the derivative instruments provide an economic hedge.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses include wages, salaries and benefits of administrative employees, marketing fees, insurance, professional fees and similar costs. These expenses represented 2.8% and 3.4% of total revenues for the three and six-months ended March 31, 2008. With the exception of marketing fees, these expenses generally do not vary with the level of production at the Plant.
Other Income (Expense)
     Other income includes interest income we earned on our cash balances of approximately $22,000 and $38,000, respectively, during the three and six-months ended March 31, 2008. In addition, we received a patronage dividend of approximately $206,000 from certain lenders during the quarter ended March 31, 2008, that was recorded as other income. This other income was offset by interest expense paid on our borrowings of approximately $701,000 and $1.6 million during the three and six-months ended March 31, 2008. Interest expense consists primarily of interest payments on our Credit Facilities with Farm Credit Services of America, FLCA described below. Interest expense also includes interest payments on our Tax Increment Revenue Bonds and on a note used to finance certain equipment. A significant portion of our debt bears interest at variable interest rates. Accordingly, interest expense is dependent on the balances outstanding and on fluctuations in the applicable interest rates. Interest expense incurred during the quarter ended March 31, 2008 decreased over the prior quarter; primarily due to a decrease in the outstanding borrowings and a decrease in our average interest rate on our variable rate debt from 8.17% for the quarter ended December 31, 2007 to 6.99% for the quarter ended March 31, 2008. As discussed below under “Liquidity and Capital Resources,” we have recently amended our Credit Facilities with Farm Credit of America, FLCA in order to provide us with an option to convert some of our borrowings from variable rate interest to fixed rate interest which we exercised in April 2008.
Liquidity and Capital Resources
     As of March 31, 2008, current assets totaled approximately $22.5 million, including cash and cash equivalents (other than restricted cash) of approximately $1.0 million, derivative instruments valued at approximately $10.7 million, receivables of approximately $5.6 million, and inventory of approximately $4.4 million. Current liabilities at March 31, 2008 totaled approximately $7.9 million and included approximately $4.8 million of long-term debt obligations due within 12 months.
     Our principal uses of cash are to pay operating expenses of the Plant and to make debt service payments on our long term debt described below. During the three and six-months ended March 31, 2008 we used cash to make principal payments of approximately $3,701,000 and 10,199,000, respectively, against our long-term debt. These payments included an annual “excess cash flow” payment of

$2,500,000 of principal under our term loan with Farm Credit of America, FLCA, in addition to regularly scheduled principal payments.
     Our principal long-term debt obligations consist of borrowings under our Credit Facility with Farm Credit Services of America FLCA (the “Credit Facility”). The Credit Facility provides for:
     (i) a term credit facility of $35,643,750 which we are obligated to repay in quarterly installments of $1,188,125 plus accrued interest with the final installment due in June, 2015, subject to a requirement to make special principal payments out of excess cash flow in certain cases (the “Term Facility”)
     (ii) a revolving credit facility under which we may borrow up to $11,881,250 on a revolving basis as required to meet our working capital needs (the “Revolving Facility”); and
     (iii) a line of credit for up to $3,500,000 which we use primarily for grain hedging (the “Line of Credit”) through November 2008.
     As of March 31, 2008, the remaining principal on the Term Facility was $30,767,500. The daily average borrowings under the Revolving Facility during the quarter ended March 31, 2008 was approximately $1,131,000 and outstanding borrowings under the Revolving Facility totaled $2,053,691 at March 31, 2008. The daily average borrowings under the Line of Credit during the quarter ended March 31, 2008 was approximately $149,000; and there was no balance outstanding under the Line of Credit at March 31, 2008. The amount available to us under the Line of Credit is reduced by the amount of three standby letters of credit totaling $1,788,000 as of March 31, 2008.
     We pay interest on funds borrowed under the Credit Facility at a variable annual rate of 3.0% above the three-month LIBOR. The interest rate that we pay on the Term Facility and the Revolving Facility will be reduced to 2.85% above the LIBOR Short Term Index Rate in any year in which our ratio of net worth to total tangible assets exceeds 60% and we are not in default under the terms of the Credit Facility. The interest rate is reset on a monthly basis and there is no limit on the amount of the change in the interest rate. The average interest rate on the Credit Facility during the quarter ended March 31, 2008, was 6.99% compared to 8.17% during the quarter ended December 31, 2007.
     On April 11, 2008, we entered into an amendment to the Credit Facility that provides that from time to time we may elect to convert up to 75% of the outstanding borrowings under the Term Facility from the variable rate interest described above to a fixed rate of interest quoted by Farm Credit at the time of any such election. Each such election will be for a specific amount of loan principal (a “Converted Amount”) for a specified period of time we choose, as long as; (i) the minimum period for which the interest rate on any Converted Amount may be fixed is 180 days; (ii) the Converted Amount is at least $500,000 or a multiple thereof; and (iii) the interest rate may be fixed on no more than ten separate Converted Amounts at any one time. Interest rates may not be fixed for a period of time that exceeds the maturity date of the Term Facility or would require us to repay any Converted Amount prior to the end of its respective fixed rate period in order to pay an installment of the Term Facility as and when due. In the event we prepay any Converted Amount before the fixed rate period for that Converted Amount expires, we will pay Farm Credit a surcharge in an amount equal to the excess, if any, of (i) the present value of the aggregate remaining periodic principal and interest payments due and allocable to such prepaid Converted Amount from the date of prepayment through the fixed rate period of such Converted Amount using a discount rate equal to the yield to maturity of the U.S. Treasury Note with a maturity date closest to the remaining fixed rate period of such Converted Amount on the business day immediately preceding the date of the prepayment over (ii) the Converted Amount, absent such prepayment.

     On April 17, 2008, we elected to convert $3.5 million of borrowings under the Term Facility to a fixed interest rate of 6.12% for a period ending April 17, 2011. On April 18, 2008, we elected to convert $4.0 million of borrowings under the Term Facility to a fixed interest rate of 5.97% for a period ending April 18, 2010. On April 21, 2008, we elected to convert increments of $5.5 million and $4.5 million of borrowings under the Term Facility to a fixed interest rate of 5.65% for a period ending April 21, 2009, and 6.69% for a period ending April 21, 2012, respectively.
     The Term Facility, Revolving Facility and Line of Credit are subject to protective covenants requiring us to maintain various financial ratios and tangible net worth. They also limit our annual capital expenditures and membership distributions. We are also required to make an additional annual payment on our Term Facility equal to 65% of our “excess cash flow” as defined therein, within 120 days of our fiscal year end. This payment is in addition to our regular quarterly payments, and is limited to $2,500,000 annually, not to exceed $8,000,000 in the aggregate. In January 2008, we paid the maximum required annual amount of $2,500,000 from available cash.
     We expect that our current cash reserves, when combined with anticipated revenues generated from the sale of ethanol and DGS produced at the Plant and our available borrowing capacity under our Revolving Facility and Line of Credit will be sufficient to meet our capital needs and operating expenses going forward. There is no assurance that the funds available to us will be sufficient to cover our anticipated capital needs and operating expenses, particularly if the sale of ethanol and DGS does not produce revenues in the amounts currently anticipated or if our operating costs, including specifically the cost of corn, natural gas and other inputs, are greater than anticipated.
     If we determine to proceed with the expansion of the Plant’s productive capacity from 50 million to 100 million gallons per year, we anticipate we will need to obtain additional funds. We would expect to finance the costs of any such expansion through a combination of additional debt and equity financing along with cash generated from the operation of the initial 50 million gallon per year Plant. However, we currently have no commitments to provide such equity or debt financing for an expansion of the Plant.
Outlook
     Although we expect to see continuing fluctuations in ethanol prices during the remainder of 2008, we anticipate strong demand for ethanol due to its being an economical replacement to regular unleaded gasoline, which is largely due to record high crude oil prices. Also, ethanol continues to be in demand as an oxygenate to replace methyl tertiary butyl ether (MTBE) as a fuel additive. In addition the continuation of government incentives for the blending of ethanol should also be supportive to pricing. However, future prices for fuel ethanol will be affected by a variety of factors beyond our control including the amount and timing of additional domestic ethanol production and ethanol imports, petroleum and gasoline prices, and the development of other alternative fuels.
     Prices for distillers grains are also affected by a number of factors beyond our control such as the supply and demand for distillers grains as an animal feed and prices of competing feeds. As long as the prices of competing animal feeds remain steady or increase, livestock feeders continue to create demand for alternative feed sources such as distillers grains and the supply remains relatively stable. We believe current market prices are approaching levels that can be sustained long term. On the other hand, if competing commodity price values retreat and distillers’ supplies increase due to growth in the ethanol industry, distillers grain prices may decline.
     Corn prices have been trending higher for the past year. The weak dollar has promoted strong export sales of corn, adding to the already strong domestic demand. Higher corn prices may encourage greater domestic corn production to meet this increased demand and this may reduce prices. However, current high wheat prices and high soybean prices could lure acres out of corn production in 2008. In addition, weather conditions through the growing season could also increase corn prices and our cost of goods sold.
Application of Critical Accounting Estimates
     Management uses estimates and assumptions in preparing our financial statements in accordance with accounting principles generally accepted in the United States. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. We do not believe that any of the accounting estimates described in the notes to the financial statements are critical at this time; however, we expect to continue to review our accounting estimates now that operations of the Plant have commenced in order to determine if any of these accounting estimates are critical.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.

Item 4T.	Controls and Procedures
     Our management, including our President and Chief Executive Officer (the principal executive officer), Charles Hofland, along with our Treasurer and Chief Financial Officer (the principal financial officer), Mark Rolfes, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.
     There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
     None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     None

Item 3.	Defaults Upon Senior Securities
     None.

Item 4.	Submission of Matters to a Vote of Security Holders
     The annual meeting of members was held on March 25, 2008. At the annual meeting, members voted to:
     (i) elect three Group I directors to serve for a one-year term;
     (ii) elect four Group II directors to serve for a two-year term;
     (iii) elect four Group III directors to serve for a three-year term; and
     (iv) ratify the appointment of Boulay, Heutmaker, Zibell & Co. P.L.L.P. as our independent auditors for the fiscal year ending September 30, 2008.
     There were 3,789 membership units entitled to vote at the meeting, of which 2,027 (53.5%) were represented at the meeting. The voting results were as follows:
Election of Group I Directors

Name	For	Authority Withheld

John Kingsbury	1,701	46
Doug Garwood	1,709	38
Matthew Sederstrom	1,658	89
Election of Group II Directors

Name	For	Authority Withheld

Ronald Wetherell	1,665	82
Thomas Lynch	1,709	38
Darrell Downs	1,699	48
Donald Meisner	1,703	44
Election of Group III Directors

Name	For	Authority Withheld

Shennen Saltzman	1,663	84
David Bailey Aalfs	1,699	48
Pam Miller	1,704	43
Craig Ebberson	1,704	43

Ratification of Auditors	For	Against	Abstained

	1,963	20	44
     As a result, each nominee for director was elected to the Board of Directors for the term set forth above and the appointment of Boulay, Heutmaker, Zibell & Co. P.L.L.P. as our independent auditors for the fiscal year ending September 30, 2008 was duly ratified by the members.

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

SIOUXLAND ETHANOL, LLC

Date:	May 15, 2008	/s/ Charles Hofland

Charles Hofland
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 15, 2008	/s/ Mark Rolfes

Mark Rolfes
Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)