Form 10-Q
period 2008-06-30
Siouxland Ethanol, LLC
filed 2008-08-14
CIK 1320050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2008
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from            to            .
COMMISSION FILE NUMBER 000-52420
SIOUXLAND ETHANOL, LLC
(Exact name of Registrant as specified in its charter)

Nebraska	22-3902184
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1501 Knox Boulevard
Jackson, NE 68743
(Address of principal executive offices)
(402) 632-2676
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
As of August 14, 2008, there were 3,789 membership units outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SIOUXLAND ETHANOL, LLC
Condensed Balance Sheets

	June 30,	September 30,
	2008	2007
	(Unaudited)
ASSETS

Current Assets
Cash and equivalents	$17,253,693	$5,924,234
Restricted cash	1,037,208	286,902
Accounts receivable	3,186,217	3,091,829
Inventory	6,539,535	3,127,756
Derivative instruments	3,188,881	—
Deposits and prepaid expenses	227,284	312,887

Total current assets	31,432,818	12,743,608

Property and Equipment
Land and land improvements	9,740,984	9,637,884
Buildings	8,496,416	8,496,416
Office equipment and furnishings	223,079	190,170
Plant equipment and machinery	60,147,244	59,760,746

	78,607,723	78,085,216
Less accumulated depreciation	(6,119,120)	(2,186,740)

Net property and equipment	72,488,603	75,898,476

Other Assets
Restricted cash	403,000	10,912
Restricted investments	—	399,533
Construction deposit	560,150	560,150
Debt issuance costs, net of amortization	437,916	568,553
Deposits and other	2,000	1,079,886

	1,403,066	2,619,034

Total Assets	$105,324,487	$91,261,118

LIABILITIES AND EQUITY

Current Liabilities
Current maturities of long-term debt	$4,868,816	$4,797,627
Accounts payable	2,586,898	2,642,753
Accrued expenses	731,844	783,308
Derivative instruments	—	43,591
Construction payable	—	252,266

Total current liabilities	8,187,558	8,519,545

Long-Term Debt, net of current maturities	28,812,566	41,336,758

Commitments and Contingencies

Members’ Equity, 3,789 units issued and outstanding	68,324,363	41,404,815

Total Liabilities and Members’ Equity	$105,324,487	$91,261,118

Notes to Condensed Financial Statements are an integral part of these Statements.

SIOUXLAND ETHANOL, LLC
Condensed Statements of Operations

	Three months ended	Three months ended
	June 30,	June 30,
	2008	2007
	(Unaudited)	(Unaudited)
Revenues	$34,325,498	$14,045,171

Cost of Goods Sold	21,778,548	11,316,274

Gross Profit	12,546,950	2,728,897

Selling, General, and Administrative Expenses	1,022,522	750,033

Operating Income	11,524,428	1,978,864

Other Income (Expense)
Interest income	20,258	5,720
Interest expense	(578,425)	(462,985)
Other income	2,500	1,000

Total other expense, net	(555,667)	(456,265)

Net Income	$10,968,761	$1,522,599

Weighted Average Units Outstanding — Basic and Diluted	3,789	3,789

Net Income Per Unit — Basic and Diluted	$2,894.90	$401.85

Notes to Condensed Financial Statements are an integral part of these Statements.

SIOUXLAND ETHANOL, LLC
Condensed Statements of Operations

	Nine months ended	Nine months ended
	June 30,	June 30,
	2008	2007
	(Unaudited)	(Unaudited)
Revenues	$94,151,735	$14,045,171

Cost of Goods Sold	62,280,572	11,189,991

Gross Profit	31,871,163	2,855,180

Selling, General, and Administrative Expenses	3,052,205	1,443,644

Operating Income	28,818,958	1,411,536

Other Income (Expense)
Interest income	58,033	47,509
Interest expense	(2,174,809)	(462,985)
Other income	217,366	66,888

Total other expense, net	(1,899,410)	(348,588)

Net Income	$26,919,548	$1,062,948

Weighted Average Units Outstanding — Basic and Diluted	3,789	3,789

Net Income Per Unit — Basic and Diluted	$7,104.66	$280.54

Notes to Condensed Financial Statements are an integral part of these Statements.

SIOUXLAND ETHANOL, LLC
Condensed Statements of Cash Flows

	Nine months ended	Nine months ended
	June 30,	June 30,
	2008	2007
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income	$26,919,548	$1,062,948
Adjustments to reconcile net income to net cash from (used in) operations:
Depreciation and amortization	4,063,627	669,433
Change in fair value of derivative instruments	(1,899,181)	—
Income earned on restricted cash and investments	(19,022)	—
Change in assets and liabilities:
Restricted cash	(907,387)	52,382
Accounts receivable	(94,388)	(3,939,063)
Inventory	(3,411,779)	(4,223,978)
Derivative instruments	(1,333,291)	425,075
Deposits and prepaid expenses	1,163,489	(187,850)
Accounts payable	(55,855)	2,412,215
Accrued expenses	(51,464)	205,166

Net cash from (used in) operating activities	24,374,297	(3,523,672)

Cash Flows from Investing Activities
Payment for construction deposit	—	(527,750)
Capital expenditures	(775,383)	(34,902,660)

Net cash used in investing activities	(775,383)	(35,430,410)

Cash Flows from Financing Activities
Proceeds from line of credit	771,000	—
Payments on line of credit	(771,000)	—
Proceeds from revolving term note	1,000,000	—
Payments on revolving term note	(7,353,691)	—
Proceeds from long-term debt	—	38,838,743
Payments on long-term debt	(6,099,312)	—
Payments for financing costs and other	—	(111,529)
Net withdrawals from restricted cash	183,548	—

Net cash from (used in) financing activities	(12,269,455)	38,727,214

Net Increase (Decrease) in Cash and Equivalents	11,329,459	(226,868)

Cash and Equivalents – Beginning of Period	5,924,234	4,160,253

Cash and Equivalents – End of Period	$17,253,693	$3,933,385

Supplemental Cash Flow Information
Cash paid during the period for:
Interest capitalized	$—	$1,491,418
Interest expensed	2,129,583	462,985

Total	$2,129,583	$1,954,403

Supplemental Disclosure of Noncash Investing and Financing Activities
Capital expenditures in construction payable	$—	$3,850,040

Debt issuance costs financed with TIF financing	$—	$282

Notes to Condensed Financial Statements are an integral part of these Statements.

SIOUXLAND ETHANOL, LLC
Condensed Notes to Financial Statements
June 30, 2008 (Unaudited)
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
Nature of Business
     Siouxland Ethanol, LLC operates a 50 million gallon per year ethanol plant in Dakota County, Nebraska. The Company produces and sells fuel ethanol and distillers grains, a co-product of the fuel ethanol production process, in the continental United States. The Company began its plant operations in May 2007. Prior to May 2007, the Company was in the development stage.
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
Revenue Recognition
     The Company generally sells ethanol and related products pursuant to marketing agreements. Revenues are recognized when the marketing company (the “customer”) has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured. The marketing agreement with Archer Daniels Midland (ADM) provides that an initial price per gallon of ethanol is established upon shipment. The Company settles the final price with ADM monthly based upon the combined results of the ethanol marketing pool in which the Company participates. The Company believes that all sales of ethanol during a month are recorded at a price that is both fixed and determinable and that there are no ethanol sales, during any given month, which should be considered contingent and recorded as deferred revenue. The Company’s products are shipped FOB shipping point.
     In accordance with EITF 99-19, because the Company is the primary obligor in the sales arrangement with the customer, these sales and marketing fees and commissions are recorded gross in selling, general, and administrative expenses in the accompanying statement of operations.

SIOUXLAND ETHANOL, LLC
Condensed Notes to Financial Statements
June 30, 2008 (Unaudited)
     The Company’s marketing agreements include provisions whereby the sales price is reduced for certain transportation costs. Accordingly, the sales revenue reported in these financial statements are recorded net of these costs.
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
New Accounting Pronouncements
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2008. The Company currently plans to adopt SFAS 161 during its 2010 fiscal year. Because SFAS 161 requires enhanced disclosures but does not modify the accounting treatment of derivative instruments and hedging

SIOUXLAND ETHANOL, LLC
Condensed Notes to Financial Statements
June 30, 2008 (Unaudited)
activities, the Company believes the adoption of this standard will have no impact on its financial position, results of operations, or cash flows.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe that implementation of this standard will have a material impact on its financial position, results of operations or cash flows.
2. INVENTORY
     Inventory consisted of the following:

		September 30,
	June 30, 2008	2007 *
Raw materials	$2,651,640	$1,172,335
Supplies	287,255	215,530
Work in process	740,373	581,063
Finished goods	2,860,267	1,158,828

Total	$6,539,535	$3,127,756

*	Derived from audited financial statements
3. DERIVATIVE INSTRUMENTS
     As of June 30, 2008, the Company had recorded an asset of approximately $3,189,000 related to the fair value of its derivative instruments. These derivative instruments consist of options and futures contracts used by the Company to hedge corn and natural gas purchases. Additionally, approximately $1,010,000 of restricted cash is related to margin requirements in the Company’s derivative instruments. The Company recorded gains on derivative instruments of approximately $9,545,000 for the three months ended June 30, 2008, and gains of approximately $20,905,000 for the nine months ended June 30, 2008, reducing the cost of goods sold. The Company recorded losses on derivative instruments of approximately $530,000 for the three months ended June 30, 2007, and a loss of approximately $404,000 for the nine months ended June 30, 2007, increasing the cost of goods sold. None of the derivative instrument positions were accounted for as fair value or cash flow hedges.
4. LINE OF CREDIT
     In October 2006, the Company obtained a line of credit for up to $3,500,000, subject to borrowing base limitations, until November 2008. Interest accrues on the outstanding balance at the three-month LIBOR rate plus 3%, which totaled 5.70% at June 30, 2008, and is payable monthly. The Company is obligated to pay the lender an unused commitment fee equal to .35% on the unused portion of the line. The Company did not have any funds drawn on this line as of June 30, 2008. The line of credit is secured by a common credit agreement along with the revolving promissory note and the term note described in Note 5.

SIOUXLAND ETHANOL, LLC
Condensed Notes to Financial Statements
June 30, 2008 (Unaudited)
     A standby letter of credit has been issued by the lender totaling $381,000 related to rail car leases, which reduces the amounts available on the line of credit. Additionally, the Company has two standby letters of credit with a combined face amount of approximately $1,407,000. These are used to meet the deposit requirements of the Company’s electrical and natural gas utility providers. These letters of credit also reduce the amount available on the line of credit. An annual fee of 2.5% of the amount reserved will be paid to the lender for the reservation under the letters of credit.
5. LONG-TERM DEBT
     Long-term debt consists of the following:

	June 30,	September 30,
	2008	2007*
Term note payable, see terms below	$29,579,375	$35,643,750

Revolving promissory note, see terms below	—	6,353,691

Tax increment financing	4,025,000	4,030,000

Equipment note	77,007	106,944

Total	33,681,382	46,134,385

Less amounts due within one year	4,868,816	4,797,627

Net long-term debt	$28,812,566	$41,336,758

*	Derived from audited financial statements
Term Note
     The Company has a term note which bears interest at a variable rate equal to the three-month LIBOR rate plus 3%, which totaled 5.70% at June 30, 2008. In April 2008, the Company elected to convert $17,500,000 of the outstanding principal balance of the term note to fixed rates of interest ranging from 5.65% to 6.69% for periods maturing from 2009 through 2012. The Company is required to make 30 quarterly principal installments of $1,188,125 plus accrued interest which began December 1, 2007, payable in full in June 2015. Prepayments up to 180 days ahead of the scheduled installment will be applied to principal installments in the order of their maturity and additional prepayments applied in the inverse order of maturity. Certain prepayment provisions may restrict the Company’s ability to prepay amounts converted to fixed rate interest. In addition to the scheduled payments, the Company is required to make additional principal payments equal to 65% of the Company’s excess cash flow, not to exceed $2,500,000 per fiscal year and an aggregate total of $8,000,000. As part of the financing agreement, the premium above LIBOR may be reduced to 2.85% based on the Company meeting a specified financial ratio.
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

SIOUXLAND ETHANOL, LLC
Condensed Notes to Financial Statements
June 30, 2008 (Unaudited)
Revolving Promissory Note
     The Company has a revolving promissory note with the same lending institution for up to $11,881,250. The Company pays interest on the principal advances monthly at a variable rate equal to the three-month LIBOR rate plus 3% which totaled 5.70% at June 30, 2008. Beginning in September 2015, or three months after the repayment of the term note described above, the Company is required to make 10 quarterly installments of $1,188,125 plus accrued interest until December 1, 2017. The Company pays a commitment fee of .5% on the unused portion of the revolving promissory note. The Company did not have any funds drawn on this revolving note as of June 30, 2008. As part of the financing agreement, the premium above LIBOR may be reduced to 2.85% based on the Company meeting a specified financial ratio.
Maturities
     The estimated maturities of long-term debt at June 30, 2008 are as follows:

2008	$4,868,816
2009	4,943,191
2010	4,922,500
2011	4,937,500
2012	4,957,500
Thereafter	9,051,875

Total long-term debt	$33,681,382

6. COMMITMENTS AND CONTINGENCIES
Construction Deposit
     In December 2006, the Company signed a letter of intent with a general contractor, a related party, to design and build a 50 million gallon expansion of the ethanol plant. This letter of intent does not include all costs of a potential expansion. The contract price is subject to price increases based on factors including increases in construction costs and the timing until the notice to proceed is given. As part of the letter of intent, the Company paid a $500,000 non-refundable commitment fee in December 2006. The general contractor has agreed to not only allow the deposit to be applied against the expansion project when and if constructed, but also to other agreed upon capital improvement projects.
Forward Contracts
     The Company has forward contracts in place for corn purchases of approximately $30,630,000 through September 2010, which represents approximately 13% of the Company’s anticipated purchases over the period. The Company has forward sales contracts in place for the sale of modified wet distillers grain of approximately $3,017,000 through September 2008, which represents approximately 97% of the Company’s estimated wet distillers grain sales over the period. The Company also has forward sales contracts in place for the sale of its dry distillers grain of approximately $1,308,000 through June 2009, which represents approximately 24% of the Company’s estimated dry distillers grain sales over the period.

SIOUXLAND ETHANOL, LLC
Condensed Notes to Financial Statements
June 30, 2008 (Unaudited)
Corn Oil Extraction Contract
     During May 2008, the Company entered into a contract for the design and installation of a corn oil extraction system at the Company’s production facility. The total cost of the contract is approximately $1,200,000. The Company anticipates final completion of the installation by the end of calendar year 2008. The agreement also provides for the rental of a temporary system at $25,000 per month, allowing the Company to begin the extraction process prior to the completion of the permanent installation. The rental fees paid will be credited to the price of the permanent system.
7. RELATED PARTY TRANSACTIONS
     The Company conducts transactions in the normal course of business with various related parties. Related party transactions consisted of the following:

	June 30, 2008
	Three months	Nine months
	ended	ended
Corn purchases	$446,000	$1,774,000
Distillers grain sales	264,000	698,000

	June 30, 2007
	Three months	Nine months
	ended	ended
Corn purchases	$516,000	$516,000

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
     We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three-month period and nine-month period ended June 30, 2008. This discussion should be read in conjunction with the financial statements, notes and the Management’s Discussion and Analysis section for the fiscal year ended September 30, 2007, included in the Company’s Annual Report on Form 10-KSB.
Disclosure Regarding Forward-Looking Statements
This report contains historical information, as well as forward-looking statements. These forward-looking statements include any statements that involve known and unknown risks and relate to future events and our expectations regarding future performance or conditions. Words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements, and others we make from time to time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to:
•	Changes in the availability and price of corn;

•	Projected growth, overcapacity or increased competition in the ethanol market in which we operate;

•	Fluctuations in the price and market for ethanol and distillers grains;

•	Changes in plant production capacity, variations in actual ethanol and distillers grains production from expectations or technical difficulties in operating the plant;

•	Changes in our development plans for expanding, maintaining or contracting our presence in the market in which we operate;

•	Changes in interest rates and the availability of credit to support capital improvements, development, expansion and operations;

•	Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices;

•	Fluctuations in US oil consumption and petroleum prices;

•	The availability and adequacy of our cash flow to meet our requirements;

•	Competition from alternative fuels and alternative fuel additives; and

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries.
     The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We do not undertake any duty to update forward-looking statements after the date they are made or to conform them to actual results or to changes in circumstances or expectations. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

Overview
     Siouxland Ethanol, LLC is a Nebraska limited liability company that was formed on August 12, 2004, for the purpose of constructing and operating a dry mill corn-based ethanol plant near Jackson, Nebraska (the “Plant”). The Plant has a stated capacity to produce 50 million gallons of denatured fuel grade ethanol and 160,000 tons of dried distillers grains per year. The Plant was completed and full scale production of ethanol and distillers grains began in May 2007; at which time, the Company discontinued reporting as a development stage company. Our results of operations for the three and nine months ended June 30, 2008 are not necessarily indicative of the results of operations we may experience for the fiscal year ending September 30, 2008, or other future periods.
     Our revenues are derived from the sale and distribution of our ethanol and distillers grains throughout the continental United States. In fiscal year 2008, we anticipate producing approximately 50 million gallons of ethanol and 160,000 tons of distillers grains. The plant has been operating well and we currently are on target to meet or exceed this production goal. However, there is no guarantee that we will be able to continue to operate at these production levels.
     We are subject to industry-wide factors that affect our operating income and cost of production. Our operating results are largely driven by the prices at which we sell ethanol and distillers grains and the costs related to their production, particularly corn and natural gas. Historically, the price of ethanol tends to fluctuate in the same direction as the price of unleaded gasoline and other petroleum products. However, ample ethanol supplies due to increased production capacity in the industry have tended to put downward price pressure on ethanol even though unleaded gas prices have increased. More recently, it appears ethanol prices are fluctuating with the price of corn. The price of ethanol can also be influenced by factors such as general economic conditions, concerns over blending capacities, and government policies and programs. The price of distillers grains is generally influenced by supply and demand, the price of substitute livestock feed, such as corn and soybean meal, and other animal feed proteins. Increased corn and/or protein supply values have caused an upward trend in distillers grains pricing. In addition, our revenues are also impacted by such factors as our dependence on one or a few major customers who market and distribute our products; the intensely competitive nature of our industry; possible legislation at the federal, state, and/or local level; and changes in federal ethanol tax incentives.
     Our two largest costs of production are corn and natural gas. The cost of corn is affected primarily by factors over which we lack any control such as crop production, carryout, exports, government policies and programs, and weather. The growth of the ethanol industry has increased the demand for corn. In conjunction with a continuing increase in global demand, this should continue to support corn prices above historic averages. Natural gas prices fluctuate with energy prices generally, but also have independent cost factors such as production disruptions, storage levels, pipeline capacities and weather in use areas. Over the last few years, natural gas prices have trended higher than historical averages and it appears prices will continue to remain above historical averages due to the high price of alternative fuels such as fuel oil. Our costs of production are also affected by the cost of complying with the extensive environmental laws that regulate our industry.
     Since commencing operations, the Company’s focus is on (i) ensuring the Plant is operating as efficiently as possible and (ii) cost-effective purchasing of key manufacturing inputs such as corn and natural gas. In January 2006, we announced our intent to double the production capacity of the Plant from an annual ethanol production capacity of 50 million gallons to 100 million gallons. While we continue to evaluate the concept of expansion, due to current market conditions and other industry uncertainties, we are not actively pursuing this option. In May 2008, the Company signed a contract with an engineering firm to design and install corn oil extraction equipment at the Plant. We anticipate this system will generate an annual production of approximately 1 million gallons of corn oil. This agreement provides for the rental of a temporary system, allowing oil extraction to begin prior to completion of the permanent system. We expect oil extraction to begin in the Fall of 2008, with completion of the permanent system by the end of the calendar year.
Results of Operations
     As previously mentioned, full scale production began in May 2007. Accordingly, the results of operations for the three and nine months ended June 30, 2007 include only approximately 1 1/2 months of full scale production. It is important that you keep this in mind when comparing the results of these two periods.
     Comparison of the three-month periods ended June 30, 2008 and 2007
     The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended June 30, 2008 and 2007:

	Three Months Ended		Three Months Ended
	June 30, 2008		June 30, 2007
	(Unaudited)		(Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$34,325,498	100.0%	$14,045,171	100.0%
Cost of Goods Sold	21,778,548	63.4%	11,316,274	80.6%

Gross Profit	12,546,950	36.6%	2,728,897	19.4%
SG&A Expenses	1,022,522	3.0%	750,033	5.3%

Operating Income	11,524,428	33.6%	1,978,864	14.1%
Other Expense, net	(555,667)	(1.6)%	(456,265)	(3.3)%

Net Income	$10,968,761	32.0%	$1,522,599	10.8%

     Revenues. In the three months ended June 30, 2008, ethanol comprised 86% of our sales and distillers grains sales (“DGS”) comprised 14% of our sales. For the three months ended June 30, 2007, ethanol comprised 90% of our sales and DGS comprised 10%. The increase in revenues from operations for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 was due primarily to the increase in gallons of ethanol and in tons of distillers grain sold due to full scale production beginning in May 2007.
     All sales of ethanol were made pursuant to the terms of an ethanol marketing agreement that we entered into with Archer Daniels Midland Co. We sold distillers dried grains with solubles produced to local markets and under the terms of a DGS marketing agreement entered into with Cenex Harvest States. We sell the wet distillers grains and solubles produced at the Plant to end users in the local market at contract or current market prices. For the quarter ended June 30, 2008, we sold approximately 80% of our DGS as wet distillers grains. The Company uses forward contracts to lock in a portion of the anticipated sales of distillers grains.
     The average price of ethanol sold in the three months ended June 30, 2008 was up approximately 5% from the average price for the three months ended June 30, 2007. Ethanol prices have trended higher in the last few months. Although we expect to see continuing fluctuations in ethanol prices during the remainder of 2008, we anticipate continued demand for ethanol due to a number of factors, including the use of ethanol as an oxygenate to replace MTBE, the high price of gasoline encouraging voluntary blending of ethanol and the growing recognition of ethanol as an alternative energy source. However, management believes the industry will need to continue to grow demand in order to increase or sustain current prices. According to the Renewable Fuels Association, as of early April 2008 there were 147 ethanol plants in operation nationwide with the capacity to produce more than 8.52 billion gallons of ethanol annually, with an additional 55 new plants and six expansions under construction expected to add an additional estimated 5.1 billion gallons of annual production capacity in the next 12 to 18 months. Unless this new supply is equally met with increased demand, ethanol prices maybe pressured downward. If ethanol prices decline, our earnings will also decline, particularly if corn prices remain substantially higher than historic averages.
     Cost of Goods Sold. Our cost of goods sold included, among other things, the cost of corn and natural gas (typically the two largest components of costs of sales); gains or losses from derivative instruments, processing ingredients, electricity, salaries and benefits of production personnel. We use approximately 1.6 million bushels of corn and 110,000 decatherms (“Dths”) of natural and methane gas per month at the Plant. We contract with local farmers and elevators for our corn supply and use various natural gas vendors to supply the natural gas necessary to operate the Plant. In December 2007, we began to supplement our natural gas requirements with methane generated at a landfill located near the Plant. During the quarter ended June 30, 2008, we purchased approximately 30,000 Dths of methane gas from the landfill, which represented approximately 10% of our gas use, at an average price of $6.00 per Dth. This compared to an average price of $10.58 per Dth for natural gas purchased in the same period.
     The cost of goods sold during the three months ended June 30, 2008 and 2007 were approximately $21.8 million and $11.3 million, respectively. The overall increase in the cost of goods sold was due primarily to the Plant being in full scale operation for only 1 1/2 months during the third quarter of fiscal year 2007. In addition, the balance of the increase was a result of higher corn and natural gas prices during the quarter ended June 30, 2008. The average price paid for corn and natural gas during the quarter ended June 30, 2008 increased 42% and 27%, respectively over the same quarter ended 2007. Our cost of goods sold as a percentage of revenues was 63.4% and 80.6%, respectively. Even though corn and natural gas costs have increased in 2008, the Company recorded gains from derivative instruments of approximately $9.5 million reducing our cost of goods sold for the quarter ended June 30, 2008. This was the primary reason for the overall reduction in cost of goods sold as a percentage of revenues from the 2007 to the June 30, 2008 quarter ended. The gain on derivatives was primarily a result of higher corn prices, which increased the values of our derivative instruments. As market conditions change, potential gains or losses may occur from derivatives in place as of June 30, 2008, and will have an effect on subsequent periods.
     The cost of both corn and natural gas fluctuate based on supply and demand, which in turn, is affected by a number of factors beyond our control. We expect our gross margin to fluctuate in the future based on the relative prices of corn, natural gas and fuel ethanol. We use futures and option contracts to minimize our exposure to movements in corn and natural gas prices; but there is no assurance that these hedging strategies will be effective. As of June 30, 2008, none of our derivative contracts were designated as cash flow or fair value hedges. As a result, changes to the market value of these contracts were recognized immediately as an increase or decrease to our costs of goods sold. Consequently, gains or losses on derivative instruments do not necessarily coincide with the related corn or natural gas purchases. This may cause substantial fluctuations in cost of goods sold from period to period. While we do not use hedge accounting to match gains or losses on derivative instruments, we believe the derivative instruments provide an economic hedge.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses included salaries and benefits of administrative employees, marketing fees, insurance, professional fees and other general administrative costs. The increase in SG&A expenses in the third fiscal quarter of 2008 compared to the third fiscal quarter of 2007 was primarily due to marketing fees paid on increased gallons of ethanol sold in the third quarter of 2008. With the exception of marketing fees, these expenses generally do not vary with the level of production at the Plant. Even though these expenses increased overall period to period, the percentage of total revenues represented by these expenses fell from 5.3% for the three months ended June 30, 2007 to 3.0% for the three months ended June 30, 2008. This was primarily due to the increase in revenues from period to period.
     Other Income (Expense) Other income included interest income we earned on our cash balances of approximately $20,000 and $6,000 during the three months ended June 30, 2008 and 2007, respectively. This other income was offset by interest expense on our borrowings of approximately $578,000 and $463,000 during the three months ended June 30, 2008 and 2007, respectively. Interest expense consisted primarily of interest payments on our credit facilities with Farm Credit Services of America, FLCA described below. Interest expense also included interest payments on our Tax Increment Revenue Bonds and on a note used to finance certain equipment. Overall our interest costs have declined as interest rates are lower and the debt balances have been paid down in recent months. Prior to commencing production, approximately $615,000 of interest was capitalized for the three months ended June 30, 2007.
     Comparison of the nine-month periods ended June 30, 2008 and 2007
     The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the nine months ended June 30, 2008 and 2007:

	Nine Months Ended		Nine Months Ended
	June 30, 2008		June 30, 2007
	(Unaudited)		(Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$94,151,735	100.0%	$14,045,171	100.0%
Cost of Goods Sold	62,280,572	66.1%	11,189,991	79.7%

Gross Profit	31,871,163	33.9%	2,855,180	20.3%
SG&A Expenses	3,052,205	3.3%	1,443,644	10.3%

Operating Income	28,818,958	30.6%	1,411,536	10.0%
Other Expense, net	(1,899,410)	(2.0)%	(348,588)	(2.5)%

Net Income	$26,919,548	28.6%	$1,062,948	7.5%

     Revenues. In the nine month period ended June 30, 2008, ethanol comprised 85% of our sales and DGS comprised 15% of our sales. For the nine months ended June 30, 2007, ethanol comprised 90% of our sales and DGS comprised 10%. The increase in revenues from operations for the nine months ended June 30, 2008 compared to the nine months ended June 30, 2007 was due primarily to the fact that we began production in May of 2007.
     Cost of Goods Sold. Cost of goods sold during the nine months ended June 30, 2008 and 2007 were approximately $62.3 million and $11.2 million, respectively. The overall increase was due to commencing ethanol production in May 2007. Therefore, our nine months ended June 30, 2007 reflects approximately 1 1/2 months of production. Our cost of goods sold as a percentage of revenues was 66.1%

and 79.7%, respectively. Even though corn and natural gas costs increased in 2008, the Company has recorded derivative gains of approximately $20.9 million reducing the cost of goods sold for the nine months ended June 30, 2008. This was the primary reason for the overall reduction in cost of goods sold as a percentage of revenues for the nine months ended June 30, 2008. While these derivative gains offset increases through June 30, 2008, there can be no assurance this will continue.
     Selling, General and Administrative Expenses. The increase in SG&A expenses for the nine months ended June 30, 2008 compared to the nine months ended June 30, 2007 was primarily due to being fully staffed for the entire period in 2008, increased administrative expenses, along with additional marketing fees paid on higher production levels of ethanol in 2008. With the exception of marketing fees, these expenses generally do not vary with the level of production at the Plant. Even though these expenses increased overall period to period, the percentage of total revenues represented by these expenses fell from 10.3% for the nine months ended June 30, 2007 to 3.3% for the nine months ended June 30, 2008. This was primarily due to the increase in revenues from period to period.
     Other Income. Other income included interest income we earned on our cash balances of approximately $58,000 and $48,000 during the nine months ended June 30, 2008 and 2007, respectively. In addition, we received a patronage dividend of approximately $206,000 and $66,000 from certain lenders during the nine months ended June 30, 2008 and 2007, respectively. This other income was offset by interest expense on our borrowings of approximately $2,175,000 and $463,000 during the nine months ended June 30, 2008 and 2007, respectively. Interest expense consisted primarily of interest payments on our credit facilities with Farm Credit Services of America, FLCA described below. Interest expense also included interest payments on our Tax Increment Revenue Bonds and on a note used to finance certain equipment. Prior to commencing production, approximately $1,491,000 of interest was capitalized for the nine months ended June 30, 2007.
Changes in Financial Condition for the nine months ended June 30, 2008 compared to the fiscal year ended September 30, 2007.
Assets totaled approximately $105,324,000 on June 30, 2008, as compared to approximately $91,261,000 on September 30, 2007. Current assets totaled approximately $31,433,000 on June 30, 2008, as compared to approximately $12,744,000 on September 30, 2007. This change resulted from (i) an increase in cash and cash equivalents on hand, which was primarily a net result of an increase in cash from operations less approximately $12,453,000 of payments on long-term debt and approximately $775,000 used for capital expenditures, (ii) an approximate $3,939,000 increase in our restricted cash and derivative instruments and (iii) an approximate $3,412,000 increase in our inventory balance.
     Current liabilities were approximately $8,188,000 on June 30, 2008, as compared to approximately $8,520,000 on September 30, 2007. Long-term debt, net of current maturities, totaled approximately $28,813,000 on June 30, 2008, as compared to approximately $41,337,000 on September 30, 2007. This reduction in long-term debt was due to payments made on long-term debt.
     Members’ equity totaled approximately $68,324,000 on June 30, 2008, as compared to approximately $41,404,000 on September 30, 2007. This change was a result of net income from operations for the nine months ended June 30, 2008.
Liquidity and Capital Resources
     As of June 30, 2008, current assets totaled approximately $31.4 million, including cash and cash equivalents (other than restricted cash) of approximately $17.3 million, derivative instruments valued at approximately $3.2 million, receivables of approximately $3.2 million, and inventory of approximately

$6.5 million. Current liabilities at June 30, 2008 totaled approximately $8.2 million and included approximately $4.9 million of long-term debt obligations due within 12 months.
     Our principal uses of cash were to pay operating expenses of the Plant and to make debt service payments on our long-term debt described below. During the three and nine-months ended June 30, 2008 we used cash to make principal payments of approximately $3,254,000 and $13,453,000, respectively, against our long-term debt. In January 2008, we made an annual “excess cash flow” payment of $2,500,000 of principal under our term loan with Farm Credit of America, FLCA, in addition to regularly scheduled principal payments.
     Our principal long-term debt obligations consist of borrowings under our Credit Facility with Farm Credit Services of America FLCA (the “Credit Facility”). The Credit Facility provides for:
     (i) a term credit facility of $35,643,750 which we are obligated to repay in quarterly installments of $1,188,125 plus accrued interest with the final installment due in June 2015, subject to a requirement to make special principal payments out of excess cash flow in certain cases (the “Term Note”)
     (ii) a revolving credit facility under which we may borrow up to $11,881,250 on a revolving basis as required to meet our working capital needs (the “Revolving Promissory Note”); and
     (iii) a line of credit for up to $3,500,000 which we use primarily for grain hedging (the “Line of Credit”) through November 2008.
     As of June 30, 2008, the remaining principal on the Term Note was approximately $29,579,000. The daily average borrowing under the Revolving Promissory Note during the quarter ended June 30, 2008 was approximately $1,444,000 and there was no balance at quarter ended June 30, 2008. There was no balance outstanding during the quarter under the Line of Credit. The amount available to us under the Line of Credit was reduced by the amount of three standby letters of credit totaling $1,788,000 as of June 30, 2008.
     We pay interest on funds borrowed under the Credit Facility at a variable annual rate of 3.0% above the three-month LIBOR rate. The interest rate that we pay on the Term Note and the Revolving Promissory Note will be reduced to 2.85% above the LIBOR Short Term Index Rate after a year end in which our ratio of net worth to total tangible assets exceeds 60% and we are not in default under the terms of the Credit Facility. The interest rate is reset on a monthly basis and there is no limit on the amount of the change in the interest rate. The average interest rate on the Credit Facility during the quarter ended June 30, 2008, was 5.81%.
     On April 11, 2008, we entered into an amendment to the Credit Facility that provides that from time to time we may elect to convert up to 75% of the outstanding borrowings under the Term Note from the variable rate interest described above to a fixed rate of interest quoted by Farm Credit at the time of any such election. Each such election will be for a specific amount of loan principal (a “Converted Amount”) for a specified period of time we choose, as long as; (i) the minimum period for which the interest rate on any Converted Amount may be fixed is 180 days; (ii) the Converted Amount is at least $500,000 or a multiple thereof; and (iii) the interest rate may be fixed on no more than ten separate Converted Amounts at any one time. Interest rates may not be fixed for a period of time that exceeds the maturity date of the Term Note or would require us to repay any Converted Amount prior to the end of its respective fixed rate period in order to pay an installment of the Term Note as and when due. In the event we prepay any Converted Amount before the fixed rate period for that Converted Amount expires, we will pay Farm Credit a surcharge in an amount equal to the excess, if any, of (i) the present value of the aggregate remaining periodic principal and interest payments due and allocable to such prepaid Converted Amount from the date of prepayment through the fixed rate period of such Converted Amount using a discount rate equal to the yield to maturity of the U.S. Treasury Note with a maturity date closest to the remaining fixed rate period of such Converted Amount on the business day immediately preceding the date of the prepayment over (ii) the Converted Amount, absent such prepayment.
     On April 17, 2008, we elected to convert $3.5 million of borrowings under the Term Note to a fixed interest rate of 6.12% for a period ending April 17, 2011. On April 18, 2008, we elected to convert $4.0 million of borrowings under the Term Note to a fixed interest rate of 5.97% for a period ending April 18, 2010. On April 21, 2008, we elected to convert increments of $5.5 million and $4.5 million of borrowings under the Term Note to a fixed interest rate of 5.65% for a period ending April 21, 2009, and 6.69% for a period ending April 21, 2012, respectively.
     The Term Note, Revolving Promissory Note and Line of Credit are subject to protective covenants requiring us to maintain various financial ratios and tangible net worth. They also limit our annual capital expenditures and membership distributions. We are also required to make an additional annual payment on our Term Note equal to 65% of our “excess cash flow” as defined therein, within 120 days of our fiscal year end. This payment is in addition to our regular quarterly payments, and is limited to $2,500,000 annually, not to exceed $8,000,000 in the aggregate. In January 2008, we paid the maximum required annual amount of $2,500,000 from available cash.
     We expect that our current cash reserves, when combined with anticipated revenues generated from the sale of ethanol and DGS and our available borrowing capacity under our Revolving Promissory Note and Line of Credit will be sufficient to meet our capital needs and operating expenses going forward. There is no assurance that the funds available to us will be sufficient to cover our anticipated capital needs and operating expenses, particularly if the sale of ethanol and DGS does not produce revenues in the amounts currently anticipated or if our operating costs, including specifically the cost of corn, natural gas and other inputs, are greater than anticipated.
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

Item 4T. Controls and Procedures
     Our management, including our President and Chief Executive Officer (the principal executive officer), Charles Hofland, along with our Treasurer and Chief Financial Officer (the principal financial officer), Mark Rolfes, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.
     There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits
The following exhibits are included in this report:

Exhibit No.	Exhibit

3.1	Articles of Organization of Siouxland Ethanol, LLC. Filed as Exhibit 3.1 to the Company’s registration statement on Form SB-2 (Commission File 333-123473) and incorporated by reference herein.

3.2	Amended and Restated Operating Agreement of Siouxland Ethanol, LLC. Filed as Exhibit 3.2 to the Company’s registration statement on Form SB-2 (Commission File 333-123473) and incorporated by reference herein.

4.1	Form of Membership Certificate. Filed as Exhibit 4.1 to the Company’s registration statement on Form SB-2 (Commission File 333-123473) and incorporated by reference herein.

10.1	Fourth Amendment, dated April 11, 2008, to Credit Agreement, dated May 4, 2006, between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K. (Commission File No. 000-52420, filed April 15, 2008 and incorporated by reference herein.

10.2	Fifth Amendment, dated June 30, 2008, to Credit Agreement, dated May 4, 2006, between the Company and Farm Credit Services of America FLCA and Farm Credit Services of America, PCA.

31.1	Certificate pursuant to 17 CFR 240.13a-14(a).

31.2	Certificate pursuant to 17 CFR 240.13a-14(a).

32.1	Certificate pursuant to 18 U.S.C. § 1350.

32.2	Certificate pursuant to 18 U.S.C. § 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIOUXLAND ETHANOL, LLC
Date: August 14, 2008	/s/ Charles Hofland
Charles Hofland
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2008	/s/ Mark Rolfes
Mark Rolfes
Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)