Form 10-K
period 2008-09-30
Siouxland Ethanol, LLC
filed 2009-01-13
CIK 1320050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended September 30, 2008.

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
Commission file number: 000-52420
SIOUXLAND ETHANOL, LLC
(Exact name of registrant as specified in its charter)

Nebraska	22-3902184
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
1501 Knox Boulevard
Jackson, NE 68743
(Address of principal executive offices)
(402) 632-2676
(Issuer’s telephone number)
Securities registered pursuant to Section 12(b) of the Exchange Act: None
Securities registered pursuant to Section 12(g) of the Exchange Act:
Limited Liability Company Membership Units
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes       ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes       ☑ No
Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes       ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes       ☑ No
As of March 31, 2008, the aggregate market value of the membership units held by non-affiliates (computed by reference to the average asked price of such membership units as of such date) was $33,140,000.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement pertaining to its 2009 Annual Members’ Meeting are incorporated by reference into Part III hereof.

Information Regarding Forward Looking Statements
          This report contains historical information, as well as forward-looking statements. These forward-looking statements include any statements that involve known and unknown risks and relate to future events and our expectations regarding future performance or conditions. Words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements, and others we make from time to time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to:
•	Changes in the availability and costs of products and raw materials, particularly corn and natural gas;

•	Projected growth, overcapacity or increased competition in the ethanol market in which we operate;

•	Fluctuations in the price and market for ethanol and distillers grains;

•	Financial impact of our hedging strategies:
EX-31.1
EX-31.2
EX-32.1
EX-32.2

ii

•	Our ability to market and our reliance on third parties to market our products;

•	Changes in plant production capacity, variations in actual ethanol and distillers grains production from expectations or technical difficulties in operating the plant;

•	Changes in our development plans for expanding, maintaining or contracting our presence in the market in which we operate;

•	Changes in interest rates and the availability of credit to support capital improvements, development, expansion and operations;

•	Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices;

•	Market perception of the ethanol industry;

•	Fluctuations in U.S. oil consumption and petroleum prices;

•	The availability and adequacy of our cash flow to meet our requirements;

•	Competition from alternative fuels and alternative fuel additives;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Lack of transport, storage and blending infrastructure preventing ethanol from reaching high demand markets;

•	Costs of construction and equipment;

•	The loss of, or inability to obtain any license or permit;

•	Our liability resulting from litigation;

•	The loss of available loan funding from our lenders;

•	Changes and advances in ethanol production and technology; and

•	Other factors described elsewhere in this report.
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

iii

PART I
Item 1. BUSINESS.
          Siouxland Ethanol, LLC is a Nebraska limited liability company that was formed on August 12, 2004 for the purpose of constructing and operating a dry mill corn-based ethanol plant near Jackson, Nebraska with a stated capacity to produce 50 million gallons of denatured fuel grade ethanol and 160,000 tons of dried distillers grains per year. The total cost to complete the construction of our ethanol plant and the associated infrastructure, including land acquisition and development and various start-up expenses was approximately $80 million. We began commercial production of ethanol and distillers grains at the plant in late May 2007. Prior to that time, we were a development stage company.
Principal Products
          The principal product we produce is denatured ethanol to be used as a motor fuel. Ethanol, or ethyl alcohol, is a clear liquid produced by the fermentation of sugars found in grains and other biomass. While ethanol can be produced from a number of different types of grains as well as from sugar and various agricultural waste products, we produce ethanol from corn. Corn produces large quantities of carbohydrates, which convert into sugars more easily than most other kinds of biomass.
          In addition to ethanol, we produce distillers grains at our plant as a co-product of ethanol production. Distillers grains are used as a high protein, high-energy animal feed supplement and are marketed primarily to livestock feeders. Proteins in distillers grains are more digestible to cattle than certain other feed supplements and promote higher lactation in milk cows and greater weight gain in beef cattle. We produce both distillers dried grains with solubles (“DDGS”) and modified wet distillers grains with solubles (“MWDGS”) at our plant. The difference between DDGS and MWDGS is the moisture content and shelf life. MWDGS are dried to approximately 55% moisture. Although MWDGS require less drying, they have a shelf life of approximately ten days. DDGS are dried to 10% to 12% moisture and, as a result, have a much longer shelf life. The ratio of DDGS and MWDGS produced at the plant during fiscal 2008 was approximately 22% DDGS and 78% MWDGS.
          In May 2008, the Company entered into a contract for the design and installation of a corn oil extraction system at the Company’s ethanol facility. The extraction system will allow the Company to produce approximately 1.0 million gallons of corn oil per year and is expected to be fully operational early in calendar year 2009. In December 2008, the Company began extracting corn oil using temporary equipment.
Markets and Distribution
          The principal end users of the ethanol produced at our plant are refiners and blenders of gasoline. However, rather than market directly to these end users, we market all of the ethanol produced at our plant through an ethanol marketing agreement with Archer Daniels Midland Co. (“ADM”). Because we market our ethanol production in this manner, we do not need to maintain an internal sales organization. Pursuant to our agreement with ADM, we will provide ADM between 40 and 60 million gallons of ethanol per year. If we produce more than 60 million gallons of ethanol in a year, we may sell the excess to a third party with ADM’s prior written consent. Alternatively, if we do not produce the minimum amount of 40 million gallons of ethanol, ADM may purchase ethanol elsewhere to cover the shortfall and charge us for any resulting excess costs or expenses it incurs. ADM pays us the amount it receives from its customers, less distribution expenses and a marketing fee, which is a percentage of the final average net ethanol selling price. The initial term of the Ethanol Marketing Agreement runs for two years from the date we first began ethanol production, which was May 2007. After that, it will automatically renew for successive one-year terms unless terminated by either party upon six months written notice, by mutual agreement, or for cause.
          The principal end users of the dried distillers grains produced at our plant are livestock feeding operations. We are a party to a Distillers Grains Marketing Agreement with CHS, Inc. (“CHS”) under which CHS markets all of the DDGS we produce at our ethanol plant, except any DDGS that we may market at our ethanol plant to any person within a 60 mile radius of Jackson, Nebraska without the payment of any commission, cost penalty or fee. We receive a price equal to 98% of the amount CHS receives from its buyers, less freight costs, subject to a minimum commission of $1.50 per ton. The agreement imposes quality standards on our DDGS. The agreement with CHS will continue until terminated by either party upon written notice. We sell the MWDGS produced at our plant to end users in the local market at contracted or current market prices. However, if local markets do not supply competitive prices, we may market MWDGS through CHS.
          Beginning in December 2008, corn oil produced at the plant is currently being sold to local buyers at current market prices. The Company has an agreement with a to-be-developed biodiesel facility under which approximately 50% of the Company’s estimated annual corn oil production would be sold. The agreement is subject to a number of contingencies, including the construction of the biodiesel facility, which has not yet commenced.
Ethanol Demand and Supply
          Fuel ethanol is blended into gasoline which allows refiners to expand the volume of fuel available for sale. Approximately 6.5 billion gallons of fuel ethanol were sold in the United States in 2007 and it is expected that approximately 9 billion gallons of fuel ethanol will be sold in the United States during 2008. Although most ethanol is blended for use in conventional gasoline engines, which generally are limited to a blend of 10% ethanol, there is also demand for ethanol in higher concentration blends such as E85, which is a blend of 85% ethanol and 15% unleaded gasoline. The number of vehicles that can use higher percentage blends of ethanol, such as E85, and the number of service stations selling these products, is expected to continue to grow. In addition to a motor fuel, ethanol can also be used as an aviation fuel and as a hydrogen source for fuel cells.
          Not only does ethanol replace a portion of the volume of gasoline used for motor fuel, it also acts as a high-quality octane enhancer and an oxygenate, capable of reducing air pollution and improving automobile performance. Ethanol is a replacement for methyl tertiary-butyl ether (“MTBE”), which has been used as an oxygenate for gasoline. While the Energy Policy Act eliminated the Clean Air Act’s 2% oxygenate requirement for reformulated gasoline, the Clean Air Act still contains an oxygenated fuel requirement for areas classified as carbon monoxide non-attainment areas. These areas are required to establish an oxygenated fuels program for a period of no less than three months each winter. The minimum oxygenate requirement for gasoline sold in these areas is 2.7% by weight which is the equivalent of 7.7% ethanol by volume in a gasoline blend. In addition, there has been significant concern regarding the contamination of groundwater by MTBE resulting in a number of lawsuits. While the Energy Policy Act did not impose a national ban of MTBE, it did not include liability protection for manufacturers or users of MTBE. As a result, most refiners have elected to switch to ethanol rather than MTBE as an oxygenate for gasoline.
          Although overall demand for ethanol as a motor fuel is expected to continue to increase over the long term, the demand for ethanol, and its market price, is subject to a number of factors, including those affecting the demand for petroleum, gasoline and other fuel additives, as well as general economic conditions. An important demand driver for ethanol is the price of ethanol compared with regular unleaded gasoline. Since 2005, ethanol has traded as a commodity on the Chicago Board of Trade. Historically, the price of ethanol did not correlate with the price of corn or other inputs used in the manufacture of ethanol. However, more recently it appears the price of ethanol is fluctuating with the price of corn. In addition, ample ethanol supplies due to increased production capacities have tended to put downward pressure on ethanol prices. These factors can result in significant short-term fluctuations in ethanol prices and demand, and will also affect the long-term demand for, and price of ethanol. During the second half of 2008, the price of ethanol fell significantly along with decreases in the price of gasoline.
          A key demand driver for ethanol in the United States is the federally-mandated Renewable Fuels Standard (the “RFS”) that was originally established in the Energy Policy Act of 2005 (the “2005 Energy Act”) and recently amended by the Energy Independence and Security Act of 2007 (the “2007 EIS Act”). In addition, the Volumetric Ethanol Excise Tax Credit (“VEETC”) provides gasoline refiners, blenders and importers a federal tax credit for each gallon of ethanol blended by them for consumption in the U.S. These federal programs are described more fully under the heading “Federal Ethanol Support Programs,” below. In addition, several states require that ethanol be blended with all gasoline sold in those states.
          According to the Renewable Fuels Association, as of November 2008, there were approximately 180 ethanol plants in operation in the United States with the capacity to produce more than 11.1 billion gallons of ethanol annually. An additional 21 plants are currently under construction and are expected to add an estimated 1.6 billion gallons of additional annual production capacity in the next 12 to 18 months. In addition, foreign manufacturers may sell ethanol into the U.S. domestic market, but are subject to tariffs. As a result, the supply of ethanol available as a motor fuel additive is also expected to increase and it is possible that the available supply will grow faster than the demand for ethanol.
Federal Ethanol Support Programs
          There are several federal programs designed to provide additional economic incentives for the production of fuel ethanol in the United States. The 2005 Energy Act created a RFS which requires gasoline refiners, blenders and importers (“Obligated Parties”) to use 4 billion gallons of renewable fuels in 2006, increasing to 10 billion gallons by 2012. The 2007 EIS Act increased the RFS to 9 billion in 2008 and increasing to 36 billion gallons by 2022, including advanced and cellulosic biofuels and biomass-based diesel. Obligated Parties are required to demonstrate compliance with the RFS program by acquiring sufficient Renewable Identification Numbers (“RINs”), the unique numbers assigned to every batch of renewable fuels by its producer, to show that the required volume of renewable fuel was incorporated into gasoline. The RFS system will be enforced through a system of registration, record keeping and reporting requirements for Obligated Parties, renewable fuels producers, as well as any party that procures or trades RINs. Violations of the RFS program may subject Obligated Parties to civil penalties for each day of each violation.
          In addition to the federal renewable fuel standard, the federal government and various state governments have created incentive programs to encourage ethanol production and to enable ethanol-blended fuel to compete in domestic fuel markets with gasoline blended with MTBE. State incentive programs include production payments and income tax credits. Some of the federal tax supports for ethanol consist of the following:
•	Volumetric Ethanol Excise Tax Credit. On January 1, 2005, the Volumetric Ethanol Excise Tax Credit (“VEETC”) of $0.51 per gallon went into effect. The Food, Conservation, and Energy Act of 2008 (the “2008 Farm Bill”) reduced the VEETC to $0.45 per gallon beginning January 1, 2009. The VEETC is available on all ethanol blended with all gasoline, diesel and ethyl tertiary butyl ether, including ethanol in E-85. The VEETC is scheduled to expire on December 31, 2010.

•	Small Ethanol Producer Tax Credit. Small ethanol producers are allowed an income tax credit equal to 10 cents per gallon on up to 15 million gallons of ethanol production annually. The tax credit is capped at $1.5 million per year per producer. Historically, a small ethanol producer was one with the capacity to produce up to 30 million gallons per annum. Under the 2005 Energy Act, the size limitation on the production capacity for small ethanol producers was increased from 30 million to 60 million gallons per year. This credit expires on December 31, 2010.

•	Other Tax Credits. The 2005 Energy Act created a new tax credit that permits taxpayers to claim a 30% credit (up to $30,000) for the cost of installing clean-fuel vehicle refueling equipment, such as an E85 fuel pump, to be used in a trade or business of the taxpayer or installed at the principal residence of the taxpayer. Under the provision, clean fuels are any fuel of which at least 85% of the volume consists of ethanol, natural gas, compressed natural gas, liquefied natural gas, liquefied petroleum gas, and hydrogen and any mixture of diesel fuel and biodiesel containing at least 20% biodiesel. The provision is effective for equipment placed in service after December 31, 2005, and before January 1, 2010.
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
Competition
          The fuel ethanol industry is characterized by a large number of small participants all producing a commodity product that cannot be differentiated from the product of any other market participant. There are currently approximately 180 fuel ethanol plants in the United States with a combined capacity of approximately 11.1 billion gallons per year. An additional 21 plants with a total capacity of 1.6 billion gallons per year are under construction. Individual producers have capacities ranging from less than 500,000 gallons per year to over 1.0 billion gallons per year. The largest ethanol producers include POET, Archer Daniels Midland and VeraSun Energy Corporation. We may also compete with foreign ethanol producers, many of which have lower production costs than domestic ethanol producers. Additional ethanol producers are expected to continue to enter the market if the demand for ethanol continues to increase. We plan to compete with other ethanol producers primarily on the basis of price by being an efficient and low cost producer. However, there is no assurance that we will be able to produce ethanol at a lower overall price than competitors or that new technologies or methods of ethanol production will not be developed that allow competitors to produce ethanol less expensively than us.
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
          We also face competition in connection with the sale of distillers grains. The principal end users of the dried distillers grains produced at our plant are livestock feeding operations. We compete with other ethanol plants and other sources of distillers grains as well as with other types of livestock feed. As domestic ethanol production increases, the amount of distillers grains entering the market is also expected to increase and may reach the point of market saturation.
Corn Feedstock
          Our plant requires approximately 19 million bushels of corn per year for our dry milling process. In general, we obtain corn primarily from a six county area around the site of our plant and expect corn production in this area to be adequate for our needs. We maintain ongoing business relationships with local farmers and grain elevators to acquire the corn we need for the plant. We compete with other users of corn in the area including other producers of ethanol, livestock feeders and corn processing companies. The availability of corn, and the price at which we are able to purchase corn, depends on prevailing market conditions, which can be volatile. There can be no assurance that a corn shortage will not develop, particularly if there are other ethanol plants competing for corn, an extended drought or other production problems. Because the market price of ethanol historically has not necessarily tied to grain prices, ethanol producers are generally not able to compensate for increases in the cost of grain feedstock through adjustments in prices charged for their ethanol. Therefore, it can be expected that the profitability of ethanol production will be reduced during periods of high grain prices if unleaded gasoline prices do not correlate with increased grain prices.
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
Utilities
          Our ethanol plant requires a significant and uninterrupted supply of electricity, natural gas and water to operate. We have entered into agreements with gas and electric utilities to provide our needed energy. There can be no assurance that those utilities will be able to reliably supply the gas and electricity that we need. If there is an interruption in the supply of energy or water for any reason, such as supply, delivery or mechanical problems, we may be required to halt production. If production is halted for an extended period of time, our financial performance may suffer.
          Natural Gas. Our plant produces steam from its own boiler system and dries the distillers dried grains via a direct gas-fired dryer. The plant requires a natural gas supply of approximately 4,000 Million British Thermal Units (“MMBtu”) per day when drying. If the direct gas-fired dryer operates 100% of the time for an entire year, the plant could consume approximately 1,400,000 MMBtu per year. Natural gas is the second largest component of our production costs. As a result, fluctuations in the price of natural gas prices can significantly affect the profitability of our operations. We purchase natural gas from various venders and have a natural gas throughput agreement with Northern Natural Gas Company of Omaha, Nebraska (“Northern”) to provide us with natural gas transportation through a dedicated pipeline. Under this natural gas throughput service agreement, we pay Northern a monthly fee for the natural gas transportation, and a commodity rate equal to the maximum rate provided for in Northern’s Federal Energy Regulatory Commission (“FERC”) gas tariff. Our agreement with Northern runs through February 2017. We are also required to maintain a $1,078,000 letter of credit in favor of Northern to which we provided in lieu of a construction security deposit and a reservation fee.
          Beginning in December 2007, we obtained a portion of the gas needed to operate our plant from a nearby landfill pursuant to a Landfill Gas Purchase and Sale Agreement with L.P. Gill, Inc. (“L.P. Gill”). During the last three quarters of fiscal 2008, this gas accounted for approximately 9% of our total gas usage. Pursuant to this agreement, we are required to purchase all of the methane gas extracted by L.P. Gill from its landfill. We pay L.P. Gill for each MMBtu provided to the plant at a price set forth in the contract. During fiscal 2008, the average price we paid for this landfill gas was $5.77 per MMBtu. This compared to an average price of $9.57 per MMBtu for natural gas purchased in the same period. L.P. Gill is required to operate, maintain and repair all equipment used to extract, capture, handle, store and/or transport the landfill gas to our site. We are required to maintain the equipment and systems required for the combustion of landfill gas in our plant. As part of the agreement, L.P. Gill will reimburse us for up to $400,000 of expenses we incurred for the design and installation of equipment necessary for the combustion of the landfill gas at the ethanol plant. Such reimbursement must be paid by L.P. Gill prior to the end of 2012. During fiscal 2008, we recorded a long-term receivable for the present value of the $400,000 due from L.P.. The agreement with L.P. Gill runs through 2022, but is subject to early termination by either party after a period of thirty days following the occurrence of certain events set forth in the contract.
          Electricity. Our ethanol plant requires approximately 4.0 million kilowatts of electricity at peak demand. On February 2, 2007, we entered into a Power Purchase Agreement with Northeast Nebraska Public Power District (“NNPPD”) under which NNPPD provides electrical power to the plant. Electrical power is purchased according to NNPPD’s rate schedules, as adjusted by NNPPD from time to time, and may include minimum monthly billing amounts. We may also be billed for a proportionate amount of high-voltage transmission demand charges that NNPPD incurs. We maintain an irrevocable standby bank letter of credit in favor of NNPPD in the amount of $225,000 in lieu of maintaining a security deposit equal to 1.5 month’s average usage. Also, we were required to contribute approximately $719,000 to the construction of an electrical distribution substation to supply power to the plant. NNPPD is obligated to use reasonable diligence to provide electrical service to the plant, but does not guarantee uninterrupted service. We have agreed that our service may be curtailed in the event of failures, overloading and other problems with NNPPD’s system in order to allow it to serve the general welfare of its customers.
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
          On September 26, 2006, we entered into an Equipment and Services Agreement with U.S. Water Services of Cambridge, Minnesota (“USWS”) under which USWS installed certain water treatment equipment at our ethanol plant and provides chemicals and ongoing support and services for the water treatment equipment. The chemical and servicing provisions of our agreement with USWS have an initial term expiring in 2010 and are renewable for additional one-year terms. We pay USWS a monthly fee for necessary chemicals and support services. An additional initial payment of $22,000 was made to USWS for one-time use chemicals and laboratory equipment. For every one million gallons per year of ethanol production in excess of 50 million, we will pay USWS approximately $2,250 per year. If this agreement is renewed, prices are subject to increase.
Transportation
          Unlike gasoline and diesel fuel, ethanol cannot currently be transported by pipeline because ethanol can be easily contaminated by water present in the pipelines. Water dilutes ethanol and creates significant quality control issues. Therefore, ethanol must be shipped by rail or by truck. We transport our ethanol primarily by rail. On November 11, 2006, we entered into a Rail Service and Construction Agreement with Nebraska Northeastern Railroad (the “Railroad”) pursuant to which the Railroad provides rail service to our ethanol plant in Jackson, Nebraska. Pursuant to this agreement, we were responsible for the construction of a sidetrack running from the Railroad’s mainline to the entrance to our plant and of the tracks inside the plant yard. We have guaranteed a minimum of 1,500 railcars per year to the plant for the first five years after completion of our ethanol plant. The Railroad leases the sidetrack to us at no additional cost for our non-exclusive use. Any use by the Railroad of the sidetrack for other customers may not unreasonably interfere with our use of the sidetrack. We are required to maintain the sidetrack and the rails inside our plant yard at our own expense. If, after five years, the Railroad determines that there is insufficient rail traffic to our plant, it may require the payment of an annual continuation charge in order to keep the sidetrack in place.
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
          In addition to rail, we transport some ethanol by truck. While truck transportation can be more expensive than rail transportation, there may be opportunities to reduce truck transport costs by negotiating backhaul rates from trucking companies which would normally drive to the refined fuels terminals empty. To date, we have used trucks to transport minimal amounts of ethanol. A majority of our DDGS, and all of our MWDGS and corn oil produced at our plant are shipped by truck.
Compliance with Environmental Laws
          Production of ethanol at our plant is subject to extensive air, water and other environmental regulations. Our ethanol production operations are subject to oversight activities by the United States Environmental Protection

Agency (the “EPA”) and the Nebraska Department of Environmental Quality (the “NDEQ”). We were issued and maintain all permits necessary to operate our plant. However, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits. In August, 2008, due to some improvements in our carbon dioxide emissions control process, we retested our emissions to determine if we remained in compliance within the permits issued by the NDEQ. Preliminary results were very favorable, but we are still awaiting the final approval of testing results. The cost of this environmental compliance testing was approximately $30,000.
          The government’s regulation of the environment is subject to change and it is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol. For example, changes in the environmental regulations regarding the required oxygen content of automobile fuels could have an adverse effect on the ethanol industry.
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
Employees
          At September 30, 2008, we employed 30 full-time equivalent employees, of whom, approximately 24 were engaged directly in ethanol production operations and six were engaged in general management and administration. We do not anticipate hiring a substantial number of additional employees during the next twelve months.
Item 2. PROPERTIES.
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
          We own fee title to the site, but the property is encumbered by a first mortgage loan in favor of Farm Credit Services of America, FLCA in order to secure a $47,525,000 senior credit facility used to provide construction financing of our ethanol plant, the terms of which are more fully described under “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—LIQUIDITY AND CAPITAL RESOURCES” in this report. Management believes that the ethanol plant is adequately covered by insurance.
Item 3. LEGAL PROCEEDINGS.
          None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          None.

PART II

Item 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
          There is no public trading market for our units.
          As of December 31, 2008, we had 719 unit holders of record.
          We have not declared or paid any distributions on our units through September 30, 2008. Our Board of Directors has complete discretion over the timing and amount of distributions to our unit holders, however, our Operating Agreement requires the Board of Directors to endeavor to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy the portion of their income tax liability resulting from their respective share of our taxable income. Under the terms of our principal borrowing agreements, our ability to make distributions to our unit holders is restricted to an amount designed to approximate their income tax liability on our net profit, if any. We will be able to pay distributions in excess of this amount during any fiscal year, only if we have made the required free cash flow payment to the lender for such fiscal year.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
          We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the fiscal year ended September 30, 2008. Our discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in this report and with the understanding that our actual future results may be materially different from what we currently expect.
Overview
          Siouxland Ethanol, LLC is a Nebraska limited liability company that was formed on August 12, 2004, for the purpose of constructing and operating a dry mill corn-based ethanol plant near Jackson, Nebraska (the “Plant”). The Plant has a stated capacity to produce 50 million gallons of denatured fuel grade ethanol and 160,000 tons of dried distillers grains per year. The Plant was completed and full scale production of ethanol and distillers grains began in May 2007, at which time the Company discontinued reporting as a development stage company. In fiscal year 2008, we produced approximately 53.3 million gallons of ethanol and 174,000 dry equivalent tons of distillers grains from approximately 19.3 million bushels of corn. In January 2006, we announced our intent to double the production capacity of the Plant from an annual ethanol production capacity of 50 million gallons to 100 million gallons. However, tightening industry profit margins and other industry uncertainties have led us to delay this expansion indefinitely. In the first quarter of fiscal 2009, we began to derive additional revenues from the extraction and sale of corn oil with a temporary system. We are installing a permanent extraction system that we expect to begin operating in early calendar year 2009. The permanent system is expected to generate approximately 1 million gallons of corn oil per year.
          Our operating results are largely driven by the prices at which we sell ethanol and distillers grains and the costs related to their production, particularly the cost of corn and natural gas. Historically, the price of ethanol tended to fluctuate in the same direction as the price of unleaded gasoline and other petroleum products. However, during fiscal 2008 and continuing into fiscal 2009, it appears ethanol prices tended to move up and down proportionately, with changes in corn prices. The price of ethanol can also be influenced by factors such as general economic conditions, concerns over blending capacities, and government policies and programs. The price of distillers grains is generally influenced by supply and demand, the price of substitute livestock feed, such as corn and soybean meal, and other animal feed proteins. Our two largest components of production are corn and natural gas. The cost of corn is affected primarily by factors over which we lack any control such as crop production, carryout, exports, government policies and programs, and weather. The growth of the ethanol industry has increased the demand for corn. In conjunction with a continuing increase in global demand, this should continue to support corn prices above historic averages. Natural gas prices fluctuate with energy prices generally, but also have independent cost factors such as production disruptions, storage levels, pipeline capacities and weather in use areas. As an example of our potential sensitivity to price changes, if the price of ethanol rises or falls $.10 per gallon, our revenues increase or decrease accordingly by approximately $5.0 million. Additionally, if the price of corn rises or falls $.25 per bushel, our cost of goods sold increases or decreases by $5.0 million. During our fiscal 2008, the market price of ethanol, corn and natural gas were extremely volatile. The prices on the Chicago Board of Trade for ethanol reached a high of $2.95 per gallon, the price of corn reached $7.62 per bushel, and natural gas reached a price of $13.69 per Dth during the summer of 2008. Prices of these commodities then fell significantly during the fourth quarter of our fiscal 2008. As of September 30, 2008, ethanol had fallen to $2.18 per gallon, corn prices fell to $4.87 per bushel, and natural gas was $7.43 per Dth. The downward trend continued into the first quarter of fiscal 2009 with ethanol hitting a low of $1.37 per gallon, corn at $2.90 per bushel, and natural gas to $5.21 per Dth.
          As part of our corn procurement strategy, we entered into forward price purchase contracts with local farmers and elevators in advance to help ensure an adequate supply of corn to operate the Plant at desired capacity. These contracts allow us to purchase corn at its then market price but provide for actual delivery of a majority of the corn between 3 and 9 months in the future. On the other hand, all of our ethanol was sold under our marketing agreement with Archer Daniels Midland Co. at current market prices less expenses and a marketing fee. As a result of rising corn and ethanol prices during the first nine months of fiscal 2008, we benefited from being able to purchase corn under price purchase contracts that resulted in prices below the current market at the time of delivery, while selling ethanol at high current market prices. During the first nine months of fiscal 2008, the average price paid for corn was approximately $.36 per bushel below our average cash bid for this same period due largely to these forward corn purchases. This resulted in improved gross margins for the Company during that time period. In addition, as part of our hedging strategies, we had corn options and futures contracts in place to help cover price movements. The dramatic increases in corn prices also significantly increased the market value of corn hedge contracts we owned. We record these market gains in our hedging contracts as an offset to our costs of goods sold. As of June 30, 2008, we recorded a nine month hedging gain of approximately $20.9 million which was the major reason our net earnings through the first nine months of fiscal 2008 was approximately $26.9 million. In the fourth quarter of fiscal 2008, the dramatic drop in corn and ethanol prices had the opposite effect on our gross margins since we were then obligated to purchase corn under fixed price purchase contracts that reflected the escalating price of corn during the first nine months of the year, but were selling ethanol at rapidly falling prices. During the fourth quarter of fiscal 2008, the average price paid for corn was approximately $.43 per bushel above our average cash bid, largely due to forward purchase contracts we had entered into. As a result of falling ethanol prices, we had negative operating margins during the fourth quarter of fiscal 2008. Also with the decrease in corn prices, the market value of our hedge position decreased dramatically, and we recorded a hedging loss of approximately $15.3 million in our fourth quarter of fiscal 2008. This was a major contributor in our net loss of approximately $19.9 million for that quarter. The loss incurred in the fourth quarter of fiscal 2008 substantially offset the net income realized during the first nine months of the year.
          At September 30, 2008, we had fixed price purchase contracts in place at an average price of $5.04 per bushel. Because these contracts are considered firm purchase commitments of inventory, and inventory is valued at the lower of cost or market, we recorded a loss of approximately $.81 per bushel for fixed price corn contracts in place at September 30, 2008, scheduled for delivery through January 2009. The amount of this loss was approximately $1.8 million and is included in cost of goods sold as part of the lower of cost or market adjustment on the statement of operations. Corn and ethanol prices have continued to decrease since September 30, 2008, and as a result, the effects on the Company’s operating margins and earnings experienced in the fourth quarter of fiscal 2008 have continued into fiscal 2009. When compared to our cash bid as of December 31, 2008, the Company’s average price for corn under price purchase contracts in place as of September 30, 2008, would be approximately $1.36 per bushel higher, which would result in a further decline in the value of the Company’s firm purchase commitments for corn.
          Our cash balances and working capital were also negatively affected during the fourth quarter of fiscal 2008, as our cash outlays for corn continued to increase while ethanol revenues fell. During the quarter ended September 30, 2008, our cash balances fell from $17.2 million to $4.0 million and our working capital (current assets less current liabilities) fell from $23.2 million to less than $1.0 million. At September 30, 2008, we had the capacity to borrow approximately $11.9 million under a revolving promissory note and $1.1 million under a line of credit for grain hedging. Our continued ability to access funds under these borrowing arrangements is contingent on, among other things, our continued compliance with certain financial and non-financial covenants in the loan agreements. The Company was in compliance with all loan covenants as of September 30, 2008, but there is no assurance that it will continue to be able to maintain compliance with these covenants in the long-term, under current market conditions.

Results of Operations
          As previously mentioned, full scale production began in May 2007. Accordingly, the results of operations for the fiscal year ended September 30, 2007, includes only approximately 4 1/2 months of full scale production.
          Comparison of the fiscal years ended September 30, 2008 and 2007
          The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the fiscal years ended September 30, 2008 and 2007:

	September 30, 2008		September 30, 2007
Statement of Operations Data	Amount	%	Amount	%
Revenues	$130,898,558	100.0%	$45,679,815	100.0%
Cost of Goods Sold	119,003,777	90.9%	36,980,923	81.0%

Gross Profit	11,894,781	9.1%	8,698,892	19.0%
SG&A Expenses	2,853,984	2.2%	2,170,233	4.7%

Operating Income	9,040,797	6.9%	6,528,659	14.3%
Other Expense, net	(2,295,123)	(1.7)%	(1,401,623)	(3.1)%

Net Income	$6,745,674	5.2%	$5,127,036	11.2%

          Revenues. For the fiscal year ended September 30, 2008, ethanol revenues were approximately $111.1 million, comprising 85% of our sales. Sales of Distillers grains (“DGS”) during this period were approximately $19.8 million, comprising 15% of our sales. For the fiscal year ended September 30, 2007, ethanol revenues totaled approximately $39.4 million comprising 86% of our sales and DGS totaled $6.3 million comprising 14% of our sales. The $85 million increase in operating revenues for the fiscal year ended September 30, 2008, compared to the fiscal year ended September 30, 2007, was due primarily to the increase in gallons of ethanol and in tons of distillers grain sold in fiscal 2008 since our Plant was in full scale production for the entire year compared with 4 1/2 months of full scale production during fiscal 2007.
          In addition to the increase in production, there was a 5.5% increase in the average price of ethanol and a 20% increase in the average equivalent dry price of DGS sold during fiscal 2008 as compared to fiscal 2007. Ethanol prices reached $2.95 per gallon in July 2008, but has declined substantially since that time. During the fourth quarter of fiscal 2008, the average price at which we sold ethanol was $2.25 per gallon compared to $1.88 per gallon in the fourth quarter of fiscal 2007. Lower ethanol prices continued into the first quarter of fiscal 2009, and we expect to see continuing fluctuations in ethanol prices over the next fiscal year. While the demand for ethanol is expected to continue since gasoline blenders will need increasing amounts of ethanol to meet the Renewable Fuels Standard’s blending requirements, the supply is also expected to increase as additional production facilities are completed. In addition, low prices for petroleum and gasoline will exert downward pressure on ethanol prices. If ethanol prices decline, our earnings will also decline, particularly if corn prices remain substantially higher than historic averages.
          Similarly, the prices for DGS increased significantly during the first three quarters of fiscal 2008, due to the rising price of corn, soybean meal, and other animal feed proteins that are substitutes for DGS. However, during the last quarter of fiscal 2008, decreasing corn prices placed downward pressure on DGS prices. In addition, the average price we received for our DGS in fiscal 2008 was limited by forward wet distillers grains contracts locking in a portion of our DGS prices.
          Cost of Goods Sold. Our cost of goods sold included, among other things, the cost of corn and natural gas (typically the two largest components of costs of sales); gains or losses from derivative instruments used to hedge corn and natural gas costs, the cost of processing ingredients, electricity, and the salaries and benefits of production personnel. We use approximately 1.6 million bushels of corn and a combined 113,000 decatherms (“Dths”) of natural and methane gas per month at the Plant. We contract with local farmers and elevators for our corn supply and use various natural gas vendors to supply the natural gas necessary to operate the Plant. The cost of both corn and natural gas fluctuate based on supply and demand, which in turn, is affected by a number of factors beyond our control. We expect our gross margin to fluctuate in the future based on the relative prices of corn, natural gas and fuel ethanol.
          The cost of goods sold during the fiscal years ended September 30, 2008 and 2007, were approximately $119.0 million and $37.0 million, respectively. The overall increase in the cost of goods sold was due primarily to the Plant being in full scale operation for 12 months during fiscal 2008 compared to only 4 1/2 months during fiscal 2007. In addition, the balance of the increase was primarily a result of higher corn and natural gas prices during the fiscal year ended September 30, 2008. Corn prices on the Chicago Board of Trade reached $7.62 per bushel during mid-summer of 2008. Natural gas reached a price of 13.69 per Dth during the summer of 2008. In each case, prices declined significantly since that time, but the average price paid for corn and natural gas during the fiscal year ended September 30, 2008, increased 33% and 30%, respectively over the same fiscal year ended 2007. These increases were primarily responsible for cost of goods sold as a percentage of revenues increasing to 91% during fiscal 2008 compared to only 81% during fiscal 2007. In addition, cost of goods sold in fiscal 2008 increased as a result of the recognition of a loss of approximately $309,000 related to our inventories of corn and ethanol as of September 30, 2008, and accrued losses of approximately $1.8 million on forward corn price purchase contracts as a result of a determination that the market value of these contracts was less than their cost basis. The losses are recorded in the lower of cost or market adjustments in the statement of operations. Accrued losses on forward corn purchases was determined by applying a lower of cost or market methodology that includes estimates of corn, ethanol, and distillers grains prices now, and over the course of the contracts. Based on the positions at September 30, 2008, further adverse price changes of 10% in the estimated price of corn, ethanol, and distillers grains subsequent to year end would have resulted in additional losses of approximately $1.3 million.
          The increases in corn and natural gas costs in fiscal 2008 were partially offset by a net gain of approximately $5.0 million recorded by the Company from its corn and natural gas derivative instruments during fiscal 2008. As of September 30, 2008, none of our derivative contracts were designated as cash flow or fair value hedges. As a result, changes to the market value of these contracts were recognized immediately as an increase or decrease to our costs of goods sold. The gain on derivatives during fiscal 2008 was primarily a result of higher corn prices, which increased the values of our derivative instruments. We use futures and option contracts to help mitigate our exposure to movements in corn and natural gas prices; but there is no assurance that these hedging strategies will be effective. As market conditions change, gains or losses may occur from derivatives in place as of September 30, 2008, and will have an effect on subsequent periods. In addition, gains or losses on derivative instruments do not necessarily coincide with the related corn or natural gas purchases. This may cause substantial fluctuations in cost of goods sold from period to period. While we do not use hedge accounting to match gains or losses on derivative instruments, we believe the derivative instruments provide an economic hedge.
          Because we expect natural gas prices to remain volatile, we use derivatives to limit our upside price risk in, addition to trading physical natural gas. In addition, we plan to continue supplementing our natural gas requirements with methane gas from a local landfill, which we began in December 2007. We purchased approximately 90,000 Dths of methane gas from the landfill during fiscal 2008, which represented approximately 9% of our gas use over the last 9 months of the fiscal year, at an average price of $5.77 per Dth. This compared to an average price of $9.57 per Dth for natural gas purchased in the same period. We anticipate that the percentage of our gas needs provided by methane will increase, but have no assurance that even current levels may be maintained.
          While corn prices and natural gas prices have declined from their mid-summer 2008 highs, the prices for these commodities remain volatile and difficult to predict. Corn prices remain above historical averages and lower anticipated U.S. corn production in 2009 and 2010, combined with continued demand for corn for human consumption, animal feed and an expanding ethanol industry can be expected to exert upward pressure on corn prices. Without a corresponding increase in ethanol prices, increasing corn prices will continue to lead to eroding gross margins for ethanol producers and could result in negative margins.
          Selling, General and Administrative Expenses. Selling, general and administrative expenses included salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs. The increase in SG&A expenses for fiscal year ended September 30, 2008, compared to the same period for 2007 was primarily due to increased costs in salaries, insurance, professional fees, and other general administrative costs due to the plant being under full-time production. These expenses generally do not vary with the level of production at the Plant; accordingly, even though these expenses increased overall period to period, the percentage of total revenues represented by these expenses fell from 4.7% for the fiscal year ended September 30, 2007, to 2.2% for the fiscal year ended September 30, 2008. This was primarily due to the increase in revenues from period to period as we had a full year of operations in fiscal year 2008.
     Other Income (Expense). Other income included interest income we earned on our cash balances of approximately $143,000 and $85,000 during the fiscal years ended September 30, 2008 and 2007, respectively. This other income was offset by interest expense on our borrowings of approximately $2,690,000 and $1,553,000 during the fiscal years ended September 30, 2008 and 2007, respectively. Interest expense consisted primarily of interest payments on our credit facilities with Farm Credit Services of America, FLCA described below. Interest expense also included interest payments on our Tax Increment Revenue Bonds and on a note used to finance certain equipment. Overall, our interest costs have declined due to lower average interest rates on our outstanding borrowings and to a reduction in our average debt balance during fiscal 2008. Approximately $1.5 million of interest incurred prior to the commencement of production at the Plant was capitalized during the fiscal year ended September 30, 2007 and, accordingly, was not included in interest expense for that fiscal year. No interest was capitalized in fiscal 2008.
     Other miscellaneous income also included in this category increased to approximately $251,000 during fiscal 2008 from approximately $67,000 during fiscal 2007, respectively. This increase was the primarily the result of a dividend received from Farm Credit Services of America of approximately $206,000 during fiscal 2008.
Liquidity and Capital Resources
          As of September 30, 2008, current assets totaled approximately $16.3 million, including cash and cash equivalents (other than restricted cash) of approximately $4.1 million, receivables of approximately $3.4 million, and inventory of approximately $4.1 million. Current assets at September 30, 2007 totaled approximately $12.0 million. A significant portion of the increase in current assets resulted from profitable operations, which was partially offset by an approximate $4.1 million increase in restricted cash relating to our derivative accounts and cash used to repay long term debt.
          Current liabilities at September 30, 2008 totaled approximately $15.9 million including approximately $5.0 million of long-term debt obligations due within 12 months, $3.7 million liability in the market value of derivative instruments, $6.5 million in accounts payable and accrued expenses, which include approximately $1.8 million in estimated losses on forward purchase contracts. Current liabilities were approximately $10.3 million on September 30, 2007. The increase in current liabilities resulted primarily from (i) an increase in our liability for derivative instruments of approximately $3.7 million, (ii) an increase in accounts payable and accrued expenses of approximately $3.5 million, (iii) an increase in the outstanding balance on our line of credit of approximately $700,000, and (iv) partially offset by a decrease in current maturities of long-term debt of approximately $2.3 million.
          Our principal uses of cash were to pay operating expenses of the Plant and to make debt service payments on our long-term debt described below. During the fiscal year ended September 30, 2008, we used cash to make principal payments of approximately $16.0 million against our long-term debt. In addition to regularly scheduled principal payments of $4.8 million for fiscal year ended September 30, 2008, we made an annual “excess cash flow” payment of $2.5 million of principal under our term loan. We prepaid two of the quarterly principal installments for a total of approximately $2.4 million and we paid down the entire balance of our revolving term note in the amount of approximately $6.4 million. Long-term debt, including current maturities, totaled approximately $30.1 million on September 30, 2008, as compared to approximately $46.1 million on September 30, 2007.
          Our principal long-term debt obligations consist of borrowings under our Credit Facility with Farm Credit Services of America FLCA (the “Credit Facility”). The Credit Facility provides for:
          (i) a term credit facility with an original amount of $35,643,750 which we are obligated to repay in quarterly installments of $1,188,125, plus accrued interest with the final installment due in March 2015, subject to a requirement to make special principal payments out of excess cash flow in certain cases (the “Term Note”); and
          (ii) a revolving credit facility under which we may borrow up to $11,881,250 on a revolving basis as required to meet our working capital needs (the “Revolving Promissory Note”); and
          (iii) a line of credit for up to $3,500,000 which we use primarily for grain hedging (the “Line of Credit”) which currently expires February 2009. The amount available to us under the line of credit is reduced by the amount of three standby letters of credit totaling $1,684,000 as of September 30, 2008.
          As of September 30, 2008, the remaining principal on the Term Note was $26.0 million. The daily average borrowing under the Revolving Promissory Note during the fiscal year ended September 30, 2008 was approximately $1.3 million and there was no balance outstanding on September 30, 2008. The daily average borrowing under the Line of Credit during the fiscal year ended September 30, 2008 was approximately $78,000 and there was a balance outstanding of approximately $703,000 on September 30, 2008.
          We pay interest on funds borrowed under the Credit Facility at a variable annual rate of 3.0% above the three-month LIBOR rate. The interest rate that we pay on the Term Note and the Revolving Promissory Note will be reduced to 2.85% above the LIBOR Short Term Index Rate after a year end in which our ratio of net worth to total tangible assets exceeds 60% and we are not in default under the terms of the Credit Facility. The interest rate is reset on a monthly basis and there is no limit on the amount of the change in the interest rate. The average interest rate on the Credit Facility during the fiscal year ended September 30, 2008, was approximately 6.7%.
          On April 11, 2008, we entered into an amendment to the Credit Facility that provides that from time to time we may elect to convert up to 75% of the outstanding borrowings under the Term Note from the variable rate interest described above to a fixed rate of interest quoted by Farm Credit at the time of any such election. Each such election will be for a specific amount of loan principal (a “Converted Amount”) for a specified period of time we choose, as long as: (i) the minimum period for which the interest rate on any Converted Amount may be fixed is 180 days; (ii) the Converted Amount is at least $500,000 or a multiple thereof; and (iii) the interest rate may be fixed on no more than ten separate Converted Amounts at any one time. Interest rates may not be fixed for a period of time that exceeds the maturity date of the Term Note or would require us to repay any Converted Amount prior to the end of its respective fixed rate period in order to pay an installment of the Term Note as and when due. In the event we prepay any Converted Amount before the fixed rate period for that Converted Amount expires, we will pay Farm Credit a surcharge in an amount equal to the excess, if any, of (i) the present value of the aggregate remaining periodic principal and interest payments due and allocable to such prepaid Converted Amount from the date of prepayment through the fixed rate period of such Converted Amount using a discount rate equal to the yield to maturity of the U.S. Treasury Note with a maturity date closest to the remaining fixed rate period of such Converted Amount on the business day immediately preceding the date of the prepayment over (ii) the Converted Amount, absent such prepayment.
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
          The Term Note, Revolving Promissory Note and Line of Credit are subject to protective covenants requiring us to maintain various financial ratios and tangible net worth. As of September 30, 2008, we were in compliance with these covenants. Additional covenants also limit our annual capital expenditures and membership distributions. We are also required to make an additional annual payment on our Term Note equal to 65% of our “excess cash flow” as defined therein, within 120 days of our fiscal year end. This payment is in addition to our regular quarterly payments, and is limited to $2.5 million annually, not to exceed $8.0 million in the aggregate. In January 2008, we paid the maximum required annual amount of $2.5 million from available cash. Based on our operating results for fiscal year end September 30, 2008, we expect we could be required to make another “excess cash flow” payment not to exceed $2.5 million within 120 days of our fiscal year end and have included this amount with current maturities of long-term debt.
          Tax Increment Financing. On September 28, 2006, we completed a tax increment financing transaction through the placement and sale of $4,030,000 Tax Increment Revenue Bonds, Taxable Series 2006A (the “Bonds”) issued by the Community Redevelopment Authority of the Village of Jackson, Nebraska (the “Issuer”) for the purpose of financing certain public redevelopment costs in connection with the Facility. We received net proceeds of approximately $3,819,000 from the issuance of the Bonds, of which approximately $613,000 was held in a capitalized interest fund and a debt service reserve fund. In connection with this financing, we entered into the following agreements:
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
          The Bonds bear interest at a fixed rate of 10% per annum on the outstanding principal. Principal of, and interest on, the Bonds are payable semi-annually, on June 1 and December 1, and commenced on June 1, 2007, for interest and June 1, 2008, for principal. The Bonds mature on December 1, 2021, but are subject to early redemption on or after June 1, 2011, at the option of the Company.
          In general, principal and interest on the Bonds are payable solely from (i) proceeds of the Bonds deposited into a capitalized interest fund and (ii) incremental real estate taxes paid by us on the Facility allocable to the Issuer (the “Tax Increment Revenues”). However, under the terms of the Redevelopment Contract, we are obligated to make payments to the Issuer in lieu of real estate taxes if for any reason the Tax Increment Revenues are not sufficient to pay principal and interest on the Bonds. This obligation is represented by the Guaranty under which we have guaranteed to the holders of the Bonds full and prompt payment of principal, premium, if any, and interest on the Bonds when due, whether at maturity, upon acceleration or otherwise. Our obligations under the Redevelopment Contract and the Guaranty are secured by the pledge of the real property on which the Facility is located, along with all improvements, equipment and fixtures making up the Facility, rents and profits from the Facility and certain other assets made in favor of the trustee of the Bonds under the Deed of Trust. Under the Subordination Agreement, the trustee of the Bonds has agreed to subordinate its rights to exercise its remedies against us to the rights of Farm Credit Services of America, FLCA with respect to the $47,525,000 senior credit facility that we obtained on May 4, 2006.
          Under the terms of the Redevelopment Agreement, we are obligated to construct the Facility and operate it until at least January 1, 2022. Until that date, we may not sell, transfer or encumber the Facility without the consent of the Issuer.
          Employment and Investment Growth Act Project Agreement. On March 15, 2006, we entered into an Employment and Investment Growth Act Project Agreement with the State of Nebraska Department of Revenue. The Agreement provides that upon our hiring at least 30 new individuals, and our involvement in a qualified business activity resulting in an investment of at least $3,000,000 in qualified property prior to September 30, 2011, the State agrees to allow the Company the use of several incentives. We may elect annually to determine taxable income for Nebraska income tax purposes by multiplying federal taxable income by the sales factor only. This calculation was first available to be used for 2005, and is available for each year thereafter for a period of fourteen years beginning in the year the required employees are hired and the applicable investment in property is made. In addition, because we met the required minimum levels of employment and investments required by the Employment and Investment Growth Act, we are entitled to: (1) claim a refund once each quarter, for a period of six years, for sales and use taxes paid on purchases and leases of tangible property used or incorporated into an improvement of real estate as part of the Plant and placed in service after January 14, 2005; (2) tax credits equal to 5% of the amount of compensation paid during the year to employees who are Nebraska employees or who have been employed by the Company since September 30, 2004, (base-year employees) that exceeds the average compensation paid at the Plant multiplied by the number of base-year employees; and (3) a tax credit of 10% of the investment made in qualified property located and used at the Plant calculated by the total cost of property required to be capitalized, less the amount of Nebraska state and local option sales or use taxes subject to refund. The tax credits are available to us for a period of six years. If at any time we fail to meet the required levels of employment and investment during the six year period following the year the Application was submitted for the incentives, all or a portion of the incentives and any penalties applicable thereto will be recaptured or disallowed.
          The Company could face liquidity issues during the next fiscal year depending on its working capital resources and needs from time to time, however we expect that our current cash reserves, when combined with anticipated revenues generated from the sale of ethanol, DGS and corn oil, and our available borrowing capacity under our Revolving Promissory Note and Line of Credit will be sufficient to meet our capital needs and operating expenses going forward. There is no assurance that the funds available to us will be sufficient to cover our anticipated capital needs and operating expenses, particularly if low prices for ethanol and high operating costs, including specifically the cost of corn, result in operating margins at current levels or below for an extended period.
Application of Critical Accounting Estimates
          Management uses various estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles.  These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Accounting estimates that are the most important to the presentation of our results of operations and financial condition, and which require the greatest use of judgment by management, are designated as our critical accounting estimates. We have the following critical accounting estimates:
          We review long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  Impairment testing for assets requires various estimates and assumptions, including an allocation of cash flows to those assets and, if required, an estimate of the fair value of those assets.  Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions, which do not reflect unanticipated events and circumstances that may occur.  In our analysis, we consider future corn costs and ethanol prices, break-even points for our plant and our risk management strategies in place through our derivative instruments and forward contracts.  Given the significant assumptions required and the possibility that actual conditions will differ, we consider the assessment of the useful lives of property and equipment to be a critical accounting estimate.
          We enter forward contracts for corn purchases to supply the plant. These contracts represent firm purchase commitments which must be evaluated for potential losses. We have estimated a loss on these firm purchase commitments related to corn contracts in place at September 30, 2008 where the price of corn exceeds the market price and upon being used in the manufacturing process and eventual sale of products we anticipate losses. Our estimates include various assumptions including the future prices of ethanol, distillers grains and corn.
Off-Balance Sheet Arrangements
          We do not have any off-balance sheet arrangements.

Item 8. FINANCIAL STATEMENTS.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Members of Siouxland Ethanol, LLC
We have audited the accompanying balance sheets of Siouxland Ethanol, LLC as of September 30, 2008 and 2007, and the related statements of operations, members’ equity, and cash flows for each of the years in the two-year period ended September 30, 2008. Siouxland Ethanol, LLC’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Siouxland Ethanol, LLC as of September 30, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2008 in conformity with accounting principles generally accepted in the United States of America.
/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
Certified Public Accountants
Minneapolis, Minnesota
January 13, 2009

SIOUXLAND ETHANOL, LLC
Balance Sheets

	September 30,	September 30,
	2008	2007
ASSETS

Current Assets
Cash and equivalents	$4,130,632	$5,924,234
Restricted cash	4,430,581	286,902
Accounts receivable	3,432,770	2,396,558
Inventory	4,097,906	3,127,756
Deposits and prepaid expenses	210,576	312,887

Total current assets	16,302,465	12,048,337

Property and Equipment
Land and land improvements	9,740,984	9,637,884
Buildings	8,500,470	8,496,416
Office equipment and furnishings	223,079	190,170
Plant equipment and machinery	59,945,892	59,760,746
Construction in progress	603,338	—

	79,013,763	78,085,216
Less accumulated depreciation	(7,436,643)	(2,186,740)

Net property and equipment	71,577,120	75,898,476

Other Assets
Restricted cash	404,807	10,912
Restricted investments	—	399,533
Construction deposit	500,000	560,150
Debt issuance costs, net of amortization	394,646	568,553
Deposits and other	312,112	1,079,886

Total other assets	1,611,565	2,619,034

Total Assets	$89,491,150	$90,565,847

LIABILITIES AND EQUITY

Current Liabilities
Line of credit	$703,034	$—
Current maturities of long-term debt	4,992,970	7,297,627
Accounts payable	3,368,785	1,947,482
Accrued expenses	2,860,884	783,308
Derivative instruments	3,747,589	43,591
Construction payable	271,836	252,266

Total current liabilities	15,945,098	10,324,274

Long-Term Debt, net of current maturities	25,113,869	38,836,758

Other Long-Term Liabilities	281,694	—

Commitments and Contingencies

Members’ Equity, 3,789 units issued and outstanding	48,150,489	41,404,815

Total Liabilities and Members’ Equity	$89,491,150	$90,565,847

Notes to Financial Statements are an integral part of these Statements.

SIOUXLAND ETHANOL, LLC
Statements of Operations

	Year Ended	Year Ended
	September 30,	September 30,
	2008	2007
Revenues	$130,898,558	$45,679,815

Cost of Goods Sold	116,848,153	36,980,923
Lower of Cost or Market Adjustment	2,155,624	—

Gross Profit	11,894,781	8,698,892

Selling, General, and Administrative Expenses	2,853,984	2,170,233

Operating Income	9,040,797	6,528,659

Other Income (Expense)
Interest income	143,350	84,910
Interest expense	(2,689,529)	(1,553,421)
Other income	251,056	66,888

Total other expense, net	(2,295,123)	(1,401,623)

Net Income	$6,745,674	$5,127,036

Weighted Average Units Outstanding	3,789	3,789

Net Income Per Unit	$1,780.33	$1,353.14

Notes to Financial Statements are an integral part of these Statements.

SIOUXLAND ETHANOL, LLC
Statements of Changes in Members’ Equity

Balance — September 30, 2006	$36,277,779

Net income for the year ended September 30, 2007	5,127,036

Balance — September 30, 2007	41,404,815

Net income for the year ended September 30, 2008	6,745,674

Balance — September 30, 2008	$48,150,489

Notes to the Financial Statements are an integral part of these Statement.

SIOUXLAND ETHANOL, LLC
Statements of Cash Flows

	Year Ended	Year Ended
	September 30,	September 30,
	2008	2007
Cash Flows from Operating Activities
Net income	$6,745,674	$5,127,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,424,420	2,211,292
Change in fair value of derivative instruments	5,636,964	459,841
Loss on lower of cost or market adjustment	2,155,624	—
Loss on disposal of property and equipment	2,020	—
Income earned on restricted cash and investments	(20,943)	—
Change in assets and liabilities:
Restricted cash	(4,090,125)	(102,113)
Accounts receivable	(1,036,212)	(2,391,121)
Inventory	(1,279,622)	(3,127,756)
Derivative instruments	(1,932,966)	(416,250)
Deposits and prepaid expenses	102,311	(273,719)
Deposits and other	795,524	(33,770)
Accounts payable	1,421,303	1,804,649
Accrued expenses and other liabilities	513,118	774,227

Net cash provided by operating activities	14,437,090	4,032,316

Cash Flows from Investing Activities
Payment for construction deposit	—	(560,150)
Capital expenditures	(879,207)	(38,943,275)

Net cash used in investing activities	(879,207)	(39,503,425)

Cash Flows from Financing Activities
Proceeds from line of credit	1,260,510	1,795,966
Payments on line of credit	(557,476)	(1,795,966)
Proceeds from revolving term note	1,000,000	—
Payments on revolving term note	(7,353,691)	—
Proceeds from long-term debt	—	41,120,649
Payments on long-term debt	(9,673,855)	(4,016,264)
Payments for financing costs and other	—	(111,809)
Net (deposits to) withdrawals from restricted cash	(26,973)	642,047
Purchase of restricted investments	—	(399,533)

Net cash provided by (used in) financing activities	(15,351,485)	37,235,090

Net Increase (Decrease) in Cash and Equivalents	(1,793,602)	1,763,981

Cash and Equivalents — Beginning of Period	5,924,234	4,160,253

Cash and Equivalents — End of Period	$4,130,632	$5,924,234

Supplemental Cash Flow Information
Cash paid during the period for:
Interest capitalized	$—	$1,491,418
Interest expensed	$2,556,256	$1,419,088

Total	$2,556,256	$2,910,506

Supplemental Disclosure of Noncash Activities
Capital expenditures in construction payable	$271,836	$252,266

Capital expenditures paid from construction deposit	$32,400	$—

Restricted investments and cash released for operating purposes	$—	$242,514

Capitalized amortization of financing costs	$—	$31,467

Proceeds from restricted investments transferred to restricted cash	$405,000	$—

Notes to Financial Statements are an integral part of these Statements.

SIOUXLAND ETHANOL, LLC
Notes to Financial Statements
September 30, 2008 and 2007
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
Siouxland Ethanol, LLC (the “Company”) operates a 50 million gallon per year ethanol plant in Dakota County, Nebraska (the “Plant”). The Company produces and sells fuel ethanol and distillers grains, a co-product of the fuel ethanol production process, in the continental United States. The Company began full scale commercial operations in May 2007. Prior to May 2007, the Company was in the development stage.
Fiscal Reporting Period
The Company adopted a fiscal year ending of September 30 for financial reporting purposes.
Accounting Estimates
Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for the following significant matters, among others, the carrying value and useful lives of long-lived assets, and estimates of losses on forward contracts commitments.  Actual results may differ from previously estimated amounts, and such differences may be material to our financial statements. The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made. Actual results could differ from those estimates.
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

SIOUXLAND ETHANOL, LLC
Notes to Financial Statements
September 30, 2008 and 2007
Restricted Cash and Investments
The Company maintains cash and investment accounts set aside for capital interest and debt service requirements as part of the tax increment financing described in Note 8. These amounts are restricted for potential payments on the tax increment financing and are included in current assets or other assets based on the anticipated use of the funds. Investments at September 30, 2007, were comprised of corporate debt instruments with maturities greater than three months and were classified as available for sale. The Company is also periodically required to maintain cash balances at its broker related to derivative instrument positions. Restricted cash and investments were as follows at September 30:

	2008	2007
Included in Current Assets
Cash restricted for debt service	$238,344	$184,789
Cash restricted in derivative accounts	4,192,237	102,113

Total	$4,430,581	$286,902

Included in Other Assets
Cash restricted for debt service	$404,807	$10,912

Investments restricted for debt service	$—	$399,533

Accounts Receivable
Credit terms are extended to customers in the normal course of business. The Company routinely monitors accounts receivable and customer balances are generally kept current at 30 days or less. The Company generally requires no collateral.
Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms. Accounts considered uncollectible are written off. The Company’s estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. At September 30, 2008 and 2007, the Company believed that such amounts would be collectible and an allowance was not considered necessary.
Inventory
Inventory consists of raw materials, supplies, work in process, and finished goods. Inventory is stated at the lower of average cost or market or on a first-in, first-out (FIFO) basis.
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
The Company capitalized construction costs and construction period interest until the assets were placed in service. The Company capitalized interest of approximately $1,522,000 during fiscal 2007. Capitalized interest also includes

SIOUXLAND ETHANOL, LLC
Notes to Financial Statements
September 30, 2008 and 2007
the amortization of debt issuance costs of approximately $32,000 during fiscal 2007. There was no capitalized interest during fiscal 2008.
Long-lived Assets
The Company reviews property and equipment and other long-lived assets for impairment in accordance with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount to future undiscounted cash flows the assets are expected to generate. If property and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. The Company did not recognize any long-lived asset impairment charges as of September 30, 2008 and 2007.
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
In order to reduce the risks caused by market fluctuations, the Company hedges its anticipated corn and natural gas purchases by entering into options and futures contracts. These contracts are used with the intention to fix the purchase price of anticipated requirements for corn and natural gas in the Company’s ethanol production activities. The fair value of these contracts is based on quoted prices in active exchange-traded or over-the-counter market conditions. The Company does not formally designate these instruments as hedges and records in earnings adjustments caused from marking these instruments to market on a monthly basis. The Company does not enter into financial instruments for trading or speculative purposes.
Fair Value of Financial Instruments
The carrying values of cash and equivalents and restricted cash approximate their fair value. Derivative instruments and investments approximate their fair value based on quoted prices in active exchange-traded or over-the-counter market conditions.
It is not currently practicable to estimate the fair value of the debt financing. Because these agreements contain certain unique terms, covenants, and restrictions, as discussed in Notes 7 and 8, there are no readily determinable similar instruments on which to base an estimate of fair value.

SIOUXLAND ETHANOL, LLC
Notes to Financial Statements
September 30, 2008 and 2007
Debt Issuance Costs
Costs associated with the issuance of debt are recorded as debt issuance costs and are amortized over the life of the related debt using the effective interest method. As of September 30, 2008 and 2007, the Company had amortized approximately $233,000 and $59,000 of debt issuance costs, respectively.
Net Income per Unit
Basic net income per unit is computed by dividing net income by the weighted average number of members’ units outstanding during the period. Diluted net income per unit is computed by dividing net income by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. There were no member unit equivalents outstanding during the periods presented; accordingly, for all periods presented, the Company’s basic and diluted net income per unit are the same.
Income Taxes
The Company is treated as a partnership for federal and state income tax purposes, and generally does not incur income taxes. Instead its earnings and losses are included in the income tax returns of its members. Therefore, no provision or liability for federal and state income taxes has been included in these financial statements.
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
Reclassifications
The Company made certain reclassifications to the balance sheet and statement of operations for the year ending September 30, 2007, to conform to classifications for the year ending September 30, 2008. The balance sheet at September 30, 2007 has changed to reclassify $2,500,000 to current maturities of long-term debt to reflect the excess cash flow payment payable after year end. The balance sheet at September 30, 2007 was changed to reclassify a payable of approximately $695,000 due to our ethanol customer with the corresponding receivable where the right of offset exists. The statement of operations for fiscal 2007 was changed to reclassify ethanol marketing fee commissions of approximately $522,000 paid to customers netted with revenue. The statement of operations for fiscal 2007 was changed to reclassify freight revenue of approximately $363,000 previously netted with freight costs. These reclassifications had no effect on members’ equity, net income, or cash flows previously reported.
Recently Issued Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement is effective for financial statements beginning in the Company’s fiscal year ending September 30, 2009 and interim periods within that fiscal year. It is effective for non-financial assets and liabilities in financial statements beginning in the Company’s fiscal year ending September 30, 2010 and interim periods within that fiscal year. The Company is currently evaluating the effect that the adoption of SFAS 157 will have, if any, on its results of operations, financial position and related disclosures, but does not expect it to have a material impact on the financial statements.

SIOUXLAND ETHANOL, LLC
Notes to Financial Statements
September 30, 2008 and 2007
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities which included an amendment of FASB Statement 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective beginning in the Company’s fiscal year ending September 30, 2009, with early adoption permitted. The Company is in the process of evaluating the effect, if any, that the adoption of SFAS 159 will have on its results of operations and financial position.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of the Company’s fiscal year ending September 30, 2010. Because SFAS 161 requires enhanced disclosures but does not modify the accounting treatment of derivative instruments and hedging activities, the Company believes the adoption of this standard will have no impact on its financial position, results of operations, or cash flows.
In September 2008, the FASB issued “Clarification of the Effective Date of FASB Statement No. 161.” This FASB Staff Position (FSP) clarifies the effective date in SFAS No. 161. The disclosures required by SFAS No. 161 should be provided for any reporting period (annual or quarterly interim) beginning in the Company’s fiscal year ending September 30, 2010.
2. UNCERTAINTIES
The Company derives substantially all of its revenues from the sale of ethanol and distillers grains. These products are commodities and the market prices for these products display substantial volatility and are subject to a number of factors which are beyond the control of the Company. The Company’s most significant manufacturing inputs are corn and natural gas. The price of these commodities is also subject to substantial volatility and uncontrollable market factors. In addition, these input costs do not necessarily fluctuate with the market prices for ethanol and distillers grains. As a result, the Company is subject to significant risk that its operating margins can be reduced or eliminated due to the relative movements in the market prices of its products and major manufacturing inputs. As a result, market fluctuations in the price of or demand for these commodities can have a significant adverse effect on the Company’s operations and profitability.
3. CONCENTRATIONS
The Company has identified certain concentrations that are present in their business operations. The Company’s revenue from ethanol sales is derived from a single customer under an ethanol marketing agreement described in Note 12. Sales under that agreement account for approximately 85% and 86% of the Company’s revenues during fiscal 2008 and 2007, respectively. Accordingly, a significant portion of the Company’s receivables are regularly due from that same customer.
The Company has a revenue concentration in that its revenue is generated from the sales of just two products, ethanol and distillers grains.

SIOUXLAND ETHANOL, LLC
Notes to Financial Statements
September 30, 2008 and 2007
4. INVENTORY
Inventory consisted of the following at September 30:

	2008	2007
Raw materials	$2,634,690	$1,172,335
Supplies	340,485	215,530
Work in process	830,261	581,063
Finished goods	292,470	1,158,828

Total	$4,097,906	$3,127,756

At September 30, 2008, the Company recorded a loss of approximately $309,000 related to inventory where the market value was less than the cost basis, attributable primarily to decreases in market prices of corn and ethanol. The loss was recorded with the lower of cost or market adjustment in the statement of operations.
5. DERIVATIVE INSTRUMENTS
As of September 30, 2008 and 2007, the Company recorded a liability of approximately $3,748,000 and $44,000, respectively, related to its fair value positions in derivative instruments. Additionally, approximately $4,192,000 and $102,000, respectively, of restricted cash is related to margin requirements in the Company’s derivative accounts. The Company recorded a net gain on derivative instruments of approximately $5,012,000 and a net loss on derivative instruments of approximately $328,000 during fiscal 2008 and 2007, respectively, which are included in cost of goods sold. None of the derivative instrument positions are accounted for as fair value or cash flow hedges.
6. INVESTMENTS
The Company’s investment in corporate debt securities held at September 30, 2007, matured during fiscal 2008, at which point the Company recorded a gain of approximately $5,000. The proceeds remain restricted for future debt service. There were no other realized or unrealized gains or losses recorded from investments during fiscal 2008 and 2007. There were no investments held by the Company as of September 30, 2008.
7. LINE OF CREDIT
In October 2006, the Company obtained a line of credit for up to $3,500,000, subject to borrowing base limitations, until February 2009. Interest accrues on the outstanding balance at the three-month LIBOR rate plus 3%, which totaled 5.80% at September 30, 2008, and is payable monthly. The Company is obligated to pay the lender an unused commitment fee equal to .35% on the unused portion of the line. The Company had an outstanding balance on this line at September 30, 2008, of $703,034. There was no outstanding balance at September 30, 2007. The Company had average balances outstanding on the line of credit of approximately $78,000 and $357,000 in fiscal 2008 and 2007, respectively. The effective interest rates on the amounts outstanding were approximately 6.70% and 8.36% during fiscal 2008 and 2007, respectively. The line of credit is secured by a common credit agreement along with the revolving promissory note and the term note described in Note 8.
The Company maintains three standby letters of credit totaling approximately $1,684,000, which reduce the amount available on the line of credit. The letters of credit have been issued for the rail car lease agreement, the electrical agreement, and the natural gas agreement described in Note 12. An annual fee of 2.5% of the amount reserved is paid to the lender for the reservation under the letters of credit.

SIOUXLAND ETHANOL, LLC
Notes to Financial Statements
September 30, 2008 and 2007
8. LONG-TERM DEBT
Long-term debt consists of the following at September 30:

	2008	2007
Term note payable, see terms below	$26,015,000	$35,643,750

Revolving promissory note, see terms below	—	6,353,691

Tax increment financing, see terms below	4,025,000	4,030,000

Equipment note, see terms below	66,839	106,944

Total	30,106,839	46,134,385

Less amounts due within one year	4,992,970	7,297,627

Net long-term debt	$25,113,869	$38,836,758

Term Note
The Company has a term note which bears interest at a variable rate equal to the three-month LIBOR rate plus 3%, which totaled 5.80% and 8.60% at September 30, 2008 and 2007, respectively. In April 2008, the Company elected to convert $17,500,000 of the outstanding principal balance of the term note to fixed rates of interest ranging from 5.65% to 6.69% for periods maturing from 2009 through 2012. The Company is required to make 30 quarterly principal installments of $1,188,125 plus accrued interest which began December 1, 2007, payable in full in March 2015. Prepayments up to 180 days ahead of the scheduled installment will be applied to principal installments in the order of their maturity and additional prepayments applied in the inverse order of maturity. Certain prepayment provisions may restrict the Company’s ability to prepay amounts converted to fixed rate interest. In addition to the scheduled payments, the Company may be required to make additional principal payments equal to 65% of the Company’s excess cash flow not to exceed $2,500,000 per fiscal year and an aggregate total of $8,000,000. The Company has prepaid $2,376,250 in fiscal 2008 of scheduled loan payments due in fiscal 2009. The Company has included estimated excess cash flow payments of $2,500,000 with current maturities of long-term debt at both September 30, 2008 and 2007, in addition to the regularly scheduled principal payments. The estimated excess cash flow payment as of September 30, 2008, may be limited by other provisions of the debt agreement. As part of the financing agreement, the premium above LIBOR may be reduced to 2.85% based on the Company meeting a specified financial ratio.
The financing agreement requires an annual servicing fee of $25,000. The Company was initially permitted to make distributions up to 40% of net income. For fiscal 2008 and thereafter, the Company may make distributions which exceed 40% of net income as long as the Company has made the required excess cash flow payments and maintained the required financial covenants on a post distribution basis. The financing agreement assesses prepayment fees for any prepayments made from sources other than the Company’s operations during the first three years of scheduled principal payments.
The term note, the revolving promissory note described below, and the line of credit described in Note 7 are subject to a common credit agreement containing various financial and non-financial covenants that limit distributions and capital expenditures, require minimum debt service coverage, net worth and working capital requirements. The term note, revolving promissory note described below, and the line of credit described in Note 7 are secured by a security agreement on all of the Company’s business assets.

SIOUXLAND ETHANOL, LLC
Notes to Financial Statements
September 30, 2008 and 2007
Revolving Promissory Note
The Company has a revolving promissory note with the same lending institution for up to $11,881,250. The Company pays interest on the principal advances monthly at a variable rate equal to the three-month LIBOR rate plus 3% which totaled 5.80% and 8.60% at September 30, 2008 and 2007, respectively. Beginning in September 2015, or three months after the repayment of the term note described above, the Company is required to make 10 quarterly installments of $1,188,125, to the extent of the principal balance outstanding, plus accrued interest until December 1, 2017, The Company pays a commitment fee of .5% on the unused portion of the revolving promissory note. As part of the financing agreement, the premium above LIBOR may be reduced to 2.85% based on the Company meeting a specified financial ratio.
Tax Increment Financing (TIF)
In July 2006 the Community Redevelopment Authority of the Village of Jackson, Nebraska (“Authority”) approved the issuance of Tax Increment Revenue Bonds, Taxable Series 2006A (Siouxland Ethanol, LLC Project) in the total amount of $4,030,000 on behalf of the Company. The bond issuance was for the purpose of providing financing for a portion of the costs of construction of the Plant. These bonds were issued in one series in September 2006 and bear interest at the rate of 10%. The bonds are secured by a subordinate deed of trust in which the Company’s land and facilities have been pledged as collateral, in subordination to the Company’s senior debt holder. The Company has also guaranteed the bonds. As such, the bond liability and related accounts have been recorded on the Company’s balance sheet.
In connection with the issuance of the bonds, the Authority and the Company entered into a Redevelopment Contract (“Contract”). Under the terms of the Contract, the bond proceeds were used for Plant costs, for the establishment of special funds held by the bond trustee for interest and principal payments and reserves (the “Capitalized Interest Fund” and the “Debt Service Reserve Fund”), and for debt issuance costs. The approximate amounts of the uses of the bond proceeds were as follows: Plant costs $2,981,000; Capitalized Interest Fund $435,000; Debt Service Reserve Fund $403,000; and debt issuance costs $211,000.
Under the Contract, the Company agreed to create taxable real property in the Plant of at least $25 million no later than January 1, 2007. Additionally, the Company agreed to complete the Plant and then operate it not less than 15 years from January 1, 2007. The Company may not convey, assign, or transfer the Plant prior to the expiration of the 15 year period without the prior written consent of the Authority. If the Company were to default on the Contract liquidated damages plus interest could be charged against the Company.
The Company is assessed taxes on the value of the Plant (“Tax Increment Revenues”) which are paid by the Company to a special debt service fund and then used to pay the payments required on the bonds. The Company has guaranteed that if such assessed Tax Increment Revenues are not sufficient for the required bond payments, the Company will provide such funds as are needed to fund the shortfall.
The bonds require semi-annual principal payments, which began in June 2008, initially totaling $5,000 with increases to $615,000, with a final maturity of December 31, 2021. Interest on the bonds is payable semi-annually on June 1 and December 1, and commenced on June 1, 2007. The Company has the option to redeem or purchase the bonds in whole or in part on or after June 1, 2011. The Bonds are also subject to special semi-annual redemption provisions commencing June 1, 2008.
In connection with the bond issuance, the Authority also authorized a Series 2006B Note to the Company under which additional funding to the Company is contingently committed. Under the terms of the agreement the Authority may provide additional funding to the Company up to $2,000,000 to reimburse the Company for Plant costs the Company has paid. However, any such funding to the Company would only be paid if there were Tax Increment Revenues remaining once the bonds have been fully paid. This funding commitment bears no interest and no amounts have been recorded in the accompanying financial statements due to the contingent nature of the agreement.

SIOUXLAND ETHANOL, LLC
Notes to Financial Statements
September 30, 2008 and 2007
Equipment Note
The Company entered into an equipment note payable with a financing company for the purchase of equipment. The note requires payments of $3,632 per month including interest at 3.9%, maturing in April 2010. The note is secured by the equipment and the contract contains terms for care, maintenance and insurance coverage.
Maturities
The estimated maturities of long-term debt at September 30, 2008, are as follows:

2009	$4,992,970
2010	4,932,619
2011	4,922,500
2012	4,937,500
2013	4,957,500
Thereafter	5,363,750

Total long-term debt	$30,106,839

9. INCOME TAXES
The differences between financial statement basis and tax basis of assets are as follows at September 30:

	2008	2007
Financial statement basis of total assets	$89,491,150	$90,565,847

Organizational and start-up costs capitalized	1,672,558	1,799,588
Accumulated depreciation and amortization	(18,688,540)	(7,460,458)
Inventory costs capitalized	22,909	32,078

Income tax basis of total assets	$72,498,077	$84,937,055

Financial statement basis of total liabilities	$41,340,661	$49,161,032

Unrealized derivative losses	(5,636,964)	(43,591)
Accrued expenses	(1,879,717)	(18,312)

Income tax basis of total liabilities	$33,823,980	$49,099,129

10. LEASES
The Company has a five-year lease agreement for fifteen covered hopper cars and a ten-year lease agreement for thirty-five covered hopper cars to assist with the transport of distillers grains by rail. The Company will pay approximately $35,000 per month on these two leases for the first five years and then approximately $24,000 per month on the remaining lease during the second five years of its term which began in February 2007 when the rail cars were delivered. In addition, a surcharge of $0.03 per mile will be assessed for each mile in excess of 36,000 miles per year a car travels. The Company has provided a standby letter of credit for approximately $381,000 as described in Note 7 as part of this agreement.

SIOUXLAND ETHANOL, LLC
Notes to Financial Statements
September 30, 2008 and 2007
In May 2007, the Company entered into a five-year lease agreement for a rail shuttle wagon. The Company will pay approximately $3,000 per month for the five years with an optional buy-out of $33,700 at the end of the lease term.
Rent expense was approximately $462,000 and $313,000 for the years ended September 30, 2008 and 2007, respectively.
The aggregate minimum lease commitments at September 30, 2008, are as follows:

2009	$459,000
2010	459,000
2011	459,000
2012	351,000
2013	289,000
Thereafter	962,000

Total lease commitments	$2,979,000

The Company evaluates the terms of its lease arrangements to determine whether the leases are operating or capital leases. The Company has determined that all of its lease agreements are operating leases.
11. MEMBERS’ EQUITY
Under its Operating Agreement, the Company is authorized to issue up to 7,000 membership units (“Units”) all of which have identical rights and privileges. As of September 30, 2008, a total of 3,789 Units were issued and outstanding. Income and losses of the Company are allocated to members based on their respective percentage of Units held. Units are subject to certain transfer restrictions under the Operating Agreement designed to maintain the Company’s tax status.
12. COMMITMENTS AND CONTINGENCIES
Construction Deposit
The Company paid a $500,000 non-refundable construction deposit in December 2006. The general contractor agreed to not only allow the deposit to be applied against an expansion project, but also to other agreed upon capital improvement projects.
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
Marketing Agreements
In February 2006, the Company entered into a marketing agreement with an unrelated party to purchase the dried distillers grains with solubles (DDGS), except the portion sold locally. The buyer agrees to pay the Company a percentage of the selling price, subject to a minimum amount per ton. The agreement is terminable by either party with four months notice.

SIOUXLAND ETHANOL, LLC
Notes to Financial Statements
September 30, 2008 and 2007
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
Utility Contracts
In March 2006, the Company entered into an agreement with an unrelated party to provide all natural gas required by the Company for the period from the date the facilities are installed and for ten years thereafter. The agreement requires minimum charges over the ten year period of approximately $50,000 per month. During fiscal 2007, the Company paid a construction security deposit and a demand security deposit totaling approximately $1,182,000 related to the pipeline construction. During fiscal 2008, these deposits were refunded and replaced by one of the standby letters of credit described in Note 7.
In September 2006, the Company entered into an agreement with an unrelated party for the acquisition and installation of water treatment equipment. The agreement provides for chemicals and ongoing support and services for the water treatment equipment for an initial term of three years from the date the plant became operational and is renewable for additional one-year terms. The Company pays approximately $10,000 per month beginning in April 2007 for the necessary chemicals and support services based on name plate production.
In February 2007, the Company entered into an agreement with an unrelated party to purchase all electrical power required by the Company beginning in April 2007, or the date the substation is energized and continues perpetually thereafter. During fiscal 2007, the Company was required to make a security deposit equal to 1.5 month’s average usage. The security deposit was refunded during fiscal 2008 and this deposit requirement is now met by one of the standby letters of credit described in Note 7.
Landfill Gas Contract
In July 2006, the Company entered into an agreement with a related party to purchase all of the extracted landfill gas for use as fuel in one or more burners at the plant. The Company agrees to purchase all gas extracted from the landfill at a specified price per MMBtu as set forth in the contract. In addition, the Company will be reimbursed up to $400,000 for the design, installation and maintenance of specific equipment and systems required to be paid by the end of the fifth year from the commencement date. The Company has recorded approximately $310,000 as a receivable with other long-term assets at September 30, 2008, which reflects the discounted present value of the amount due to the Company. The Company has recorded a corresponding amount with accrued expenses and other long-term liabilities and will be amortized into income over the life of the contract. The initial contract term for the gas supply agreement is for fifteen years. Either party may terminate the agreement subject to specific guidelines in the agreement. The owner of the landfill is an investor of the Company. The Company began receiving delivery of landfill gas under this agreement in December 2007. The Company incurred approximately $519,000 for gas costs related to the agreement in fiscal 2008, which represented approximately 9% of our usage.
Grant
The Company was the beneficiary of a $77,500 Community Development Block Grant received by Dakota County from Nebraska’s Department of Economic Development which it used to partially finance a road to the ethanol plant. As part of the grant, the Company was required to create and maintain a specified number of jobs, which principally benefit low to moderate income persons. If the grant conditions are not fulfilled, the Company and the County will be obligated to repay the grant to the Department of Economic Development.

SIOUXLAND ETHANOL, LLC
Notes to Financial Statements
September 30, 2008 and 2007
Purchase Commitments
The Company has forward contracts in place for corn purchases of approximately $19,406,000 through September 2010, which represents approximately 10% of the Company’s anticipated purchases over the period. The Company has forward sales contracts in place for the sale of modified wet distillers grain of approximately $10,944,000 through September 2009, which represents approximately 50% of the Company’s estimated wet distillers grain sales over the period. The Company also has forward sales contracts in place for the sale of its dry distillers grain of approximately $749,000 through June 2009, which represents approximately 19% of the Company’s estimated dry distillers grain sales over the period.
Currently, some of these contract prices are above current market prices for corn. Given declining corn and ethanol prices, upon taking delivery under these contracts, the Company would incur a loss. Accordingly, the Company recorded a loss on these purchase commitments of approximately $1,846,000 at September 30, 2008, for deliveries through January 2009. The loss was recorded in the lower of cost or market adjustment on the statement of operations. The amount of the loss was determined by applying a methodology similar to that used in the lower of cost or market evaluation with respect to inventory. Given the uncertainty of future corn and ethanol prices, this loss may not be recovered, and further losses on the outstanding purchase commitments could be recorded in future periods. Based on the positions at September 30, 2008, further adverse price changes of 10% in the price of ethanol and corn subsequent to year end would result in additional losses of approximately $1,296,000.
Corn Oil Extraction Contract
During May 2008, the Company entered into a contract for the design and installation of a corn oil extraction system at the Company’s production facility. The total cost of the contract is approximately $1,200,000. Through September 30, 2008, the Company had incurred costs of approximately $603,000 included with construction in progress. The agreement also provides for the rental of a temporary system at $25,000 per month, allowing the Company to begin the extraction process prior to the completion of the permanent installation. The rental fees paid will be credited to the price of the permanent system. In December 2008, the Company began extracting corn oil using the temporary equipment with installation of the permanent equipment expected in early calendar year 2009.
Tax Incentive Rebate
The Company has entered into an agreement with the State of Nebraska under the Nebraska Employment and Investment Growth Act (LB775). Under this agreement, the Company may be entitled to refunds of sales tax paid on the purchase and installation of qualified plant, machinery and equipment. To be eligible for the refunds the Company must meet and maintain specified levels of investment and employment in the State of Nebraska. The Company believes the eligibility requirements have been met during the year ended September 30, 2008, and are in the process of compiling the necessary documentation to request payment of the refunds. After submission of the refund claim, the State of Nebraska will perform an audit to verify that the required investment and employment levels have been met and maintained. The Company anticipates a refund, however, there remains uncertainty about the amount and timing of the receipt of these refunds. Accordingly, a receivable has not been recorded at September 30, 2008.

SIOUXLAND ETHANOL, LLC
Notes to Financial Statements
September 30, 2008 and 2007
13. RELATED PARTY TRANSACTIONS
Related party transactions during the years ended September 30, 2008 and 2007 consisted of corn purchases from, and sales of distillers grains to, persons who are significant unit holders and/or directors of the Company. All these transactions were on the same terms and conditions extended to unaffiliated parties. The amounts of such sales are set forth below:

	2008	2007
Corn purchases	$2,301,000	$838,000
Distillers grain sales	906,000	214,700

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.
Item 9A(T). CONTROLS AND PROCEDURES.
     (a) Evaluation of Disclosure Controls and Procedures. Charles Hofland, our President and Chief Executive Officer (principal executive officer), and Mark Rolfes, our Treasurer and Chief Financial Officer (principal financial officer), have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. Based upon their review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to the Company is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.
     (b) Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of September 30, 2008, a material weakness existed in the Company’s internal control over financial reporting. There were delays in our closing process and adjustments that impacted the timely completion of our trial balance and the preparation of our financial statements. The material weakness is due mostly to the limited accounting staff and the Company being in the initial stages of operations. The Company continues to review internal control processes over financial reporting to improve overall controls. As a result, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2008. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial public reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
     (c) Change in Internal Control Over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the year ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. OTHER INFORMATION.
     None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
     The information required to be furnished pursuant to this Item 10 relating to our Board of Directors is incorporated by reference to the Company’s Definitive Proxy Statement for its 2009 Annual Meeting of Members which will be filed by the Company with the SEC pursuant to Regulation 14A within 120 days after September 30, 2008 (the “Proxy Statement”) under the heading “ELECTION OF DIRECTORS.” Our executive officers are Charles Hofland, President and Chief Executive Officer (Principal Executive Officer) and Mark Rolfes, Treasurer and Chief Financial Officer (Principal Accounting Officer). Information relating to Messrs. Hofland and Rolfes is set forth below:
     Charles Hofland. Mr. Hofland, age 56, serves as the Company’s President and Chief Executive Officer. Mr. Hofland has been employed by the Company since September 1, 2006 as General Manager. Mr. Hofland was previously employed by Little Sioux Corn Processors LLC since 2002 as a commodities manager.
     Mark Rolfes. Mr. Rolfes, age 46, is the Company’s Controller and Chief Financial Officer. Mr. Rolfes joined the Company’s accounting staff in August 2007. He was previously employed by Williams & Co., PC in charge of financial statement compliance. From November 2001 to March 2004, Mr. Rolfes was employed with Great West Casualty Company as a statistical/tax accountant.
Section 16(a) Beneficial Ownership Reporting Compliance
  The information required to be furnished pursuant to Section 16 (a) of the Securities Exchange Act of 1934 is incorporated by reference to the Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”
Adoption of Code of Ethics
     Our Board of Directors adopted a Code of Ethics that applies to all employees of the Company, including our principal executive officer, Chuck Hofland, and our principal financial officer, Mark Rolfes. Any person who would like a copy of our code of ethics may contact the Company at (402) 632-2676. Upon request the Company will provide copies of the code of ethics at no charge to the requestor.
Audit Committee
     The information required to be furnished pursuant to this item 10 relating to the Audit Committee is incorporated by reference to the Proxy Statement under the heading “Audit Committee”.
Item 11. EXECUTIVE COMPENSATION.
     The information required to be furnished pursuant to this Item 11 is incorporated by reference to the Proxy Statement under the heading “Compensation of Executive Officers.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
  The information required to be furnished pursuant to this Item 12 is incorporated by reference to the Proxy Statement under the heading “Ownership of Our Units by Our Directors and Officers and Principal Unit holders.”

Equity Compensation Plans
     The following equity compensation plan information summarizes plans and securities approved and not approved by security holders as of September 30, 2008:

Number of securities
remaining available for
	Number of Securities to		future issuance under
	be issued upon the	Weighted-average	equity compensation
	exercise of outstanding	exercise price of	plans (excluding
	options, warrants and	outstanding options,	securities reflected in
	rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	n/a	n/a	—

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
     The information required to be furnished pursuant to this Item 13 is incorporated by reference to the Proxy Statement under the heading “Certain Relationships and Related Transactions.”
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     The information required to be furnished pursuant to this Item 14 is incorporated by reference to the Proxy Statement under the heading “Accounting Fees and Services.”

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Exhibit

3.1	Articles of Organization of Siouxland Ethanol, LLC. Filed as Exhibit 3.1 to the Company’s registration statement on Form SB-2 (Commission File 333-123473) and incorporated by reference herein.

3.2	Amended and Restated Operating Agreement of Siouxland Ethanol, LLC. Filed as Exhibit 3.2 to the Company’s registration statement on Form SB-2 (Commission File 333-123473) and incorporated by reference herein.

4.1	Form of Membership Certificate. Filed as Exhibit 4.1 to the Company’s registration statement on Form SB-2 (Commission File 333-123473) and incorporated by reference herein.

10.1	License Agreement, dated January 20, 2006, with ICM, Inc. Filed as Exhibit 10.3 to Quarterly Report on Form 10-QSB (Commission File 333-123473) filed by the Company on February 14, 2006 and incorporated by reference herein

10.2	Ethanol Marketing Agreement, dated March 29, 2006, with Archer Daniels Midland Co. Filed as Exhibit 10.5 to Quarterly Report on Form 10-QSB (Commission File 333-123473) filed by the Company on May15, 2006 and incorporated by reference herein

10.3	Distiller’s Grain Marketing Agreement, dated March 2, 2006, with Commodity Specialist Company. Filed as Exhibit 10.3 to Quarterly Report on Form 10-QSB (Commission File 333-123473) filed by the Company on May15, 2006 and incorporated by reference herein

10.4	Modification of the terms of Distiller’s Grain Marketing Agreement, dated August 7, 2007. Filed as Exhibit 10.35 to Annual Report on Form 10-KSB (Commission File 000-52420) filed by the Company on December 31, 2007 and incorporated by reference herein

Exhibit No.	Exhibit

10.5	Power Purchase Agreement, dated February 2, 2007, between the Company and Northeast Nebraska Public Power District. Filed as Exhibit 10.1 to Quarterly Report on Form 10-QSB (Commission File 000-52420) filed by the Company on May 21, 2007 and incorporated by reference herein

10.6	Firm Throughput Service Agreement, dated March 14, 2006, with Northern Natural Gas Company. Filed as Exhibit 10.4 to Quarterly Report on Form 10-QSB (Commission File 333-123473) filed by the Company on May15, 2006 and incorporated by reference herein

10.7	Landfill Gas Purchase and Sale Agreement, dated July 28, 2006, with L.P. Gill, Inc. Filed as Exhibit 10.5 to Quarterly Report on Form 10-QSB (Commission File 333-123473) filed by the Company on August 14, 2006 and incorporated by reference herein

10.8	Credit Agreement, dated May 4, 2006, with Farm Credit Services of America, FLCA (“Credit Agreement”). Filed as Exhibit 10.6 to Quarterly Report on Form 10-QSB (Commission File 333-123473) filed by the Company on May15, 2006 and incorporated by reference herein

10.9	Amendment to Credit Agreement, dated October 27, 2006. Filed as Exhibit 10.1 to Quarterly Report on Form 10-QSB (Commission File 000-52420) filed by the Company on February 14, 2007 and incorporated by reference herein

10.10	Second Amendment to Credit Agreement, dated May 24, 2007. Filed as Exhibit 10.14 to Annual Report on Form 10-KSB (Commission File 000-52420) filed by the Company on December 31, 2007 and incorporated by reference herein

10.11	Third Amendment to Credit Agreement, dated September 25, 2007. Filed as Exhibit 10.15 to Annual Report on Form 10-KSB (Commission File 000-52420) filed by the Company on December 31, 2007 and incorporated by reference herein

10.12	Fourth Amendment to Credit Agreement, dated April 11, 2008. Filed as Exhibit 10.1 to the Company’s Current Report on
Form 8-K. (Commission File No. 000-52420) filed April 15, 2008 and incorporated by reference herein

10.13	Fifth Amendment to Credit Agreement, dated June 30, 2008. Filed as Exhibit 10.2 to Quarterly Report on Form 10-Q (Commission File 000-52420) filed by the Company on August 14, 2008 and incorporated by reference herein

10.14	Term Note, dated May 4, 2006, with Farm Credit Services of America, FLCA. Filed as Exhibit 10.7 to Quarterly Report on Form 10-QSB (Commission File 333-123473) filed by the Company on May15, 2006 and incorporated by reference herein

10.15	Revolving Term Note, dated May 4, 2006, with Farm Credit Services of America, FLCA. Filed as Exhibit 10.8 to Quarterly Report on Form 10-QSB (Commission File 333-123473) filed by the Company on May15, 2006 and incorporated by reference herein

10.16	$3,500,000 Revolving Term Note, dated October 27, 2006, from the Company to Farm Credit Services of America, FLCA. Filed as Exhibit 10.2 to Quarterly Report on Form 10-QSB (Commission File 000-52420) filed by the Company on February 14, 2007 and incorporated by reference herein

10.17	Security Agreement and Assignment of Hedging Account, dated October 27, 2006, between the Company and Farm Credit Services of America, FLCA. Filed as Exhibit 10.3 to Quarterly Report on Form 10-QSB (Commission File 000-52420) filed by the Company on February 14, 2007 and incorporated by reference herein

Exhibit No.	Exhibit

10.18	Redevelopment Contract, dated July 20, 2006, by and between the Company and the Community Redevelopment Authority of the Village of Jackson, Nebraska relating to $4,030,000 Tax Increment Revenue Bonds, Taxable Series 2006A. Filed as Exhibit 10.22 to Annual Report on Form 10-KSB (Commission File 333-123473) filed by the Company on December 28, 2006 and incorporated by reference herein

10.19	Guaranty Agreement, dated September 28, 2006, from the Company to the Community Redevelopment Authority of the Village of Jackson, Nebraska relating to $4,030,000 Tax Increment Revenue Bonds, Taxable Series 2006A. Filed as Exhibit 10.23 to Annual Report on Form 10-KSB (Commission File 333-123473) filed by the Company on December 28, 2006 and incorporated by reference herein

10.20	Subordinate Deed of Trust, Assignment of Leases and Rents and Security Agreement Fixture Filing Statement, dated September 28, 2006, made by the Company in favor of Wells Fargo Bank, National Association, as trustee of $4,030,000 Tax Increment Revenue Bonds, Taxable Series 2006A issued by the Community Redevelopment Authority of the Village of Jackson, Nebraska. Filed as Exhibit 10.24 to Annual Report on Form 10-KSB (Commission File 333-123473) filed by the Company on December 28, 2006 and incorporated by reference herein

10.21	Debt Subordination Agreement, dated September 28, 2006, by and among the Company, Wells Fargo Bank, National Associations, as trustee of $4,030,000 Tax Increment Revenue Bonds, Taxable Series 2006A issued by the Community Redevelopment Authority of the Village of Jackson, Nebraska and Farm Credit Services of America FLCA. Filed as Exhibit 10.25 to Annual Report on Form 10-KSB (Commission File 333-123473) filed by the Company on December 28, 2006 and incorporated by reference herein

10.22	Equipment and Services Agreement, dated September 26, 2006, between the Company and U.S. Water Services. Filed as Exhibit 10.21 to Annual Report on Form 10-KSB (Commission File 333-123473) filed by the Company on December 28, 2006 and incorporated by reference herein

Exhibit No.	Exhibit

10.23	Rail Service and Construction Agreement, dated November 11, 2006, between the Company Nebraska Northeastern Railroad. Filed as Exhibit 10.4 to Quarterly Report on Form 10-QSB (Commission File 000-52420) filed by the Company on February 14, 2007 and incorporated by reference herein

10.24	Railroad Car Lease Agreement, dated December 7, 2006, between the Company and Trinity Industries Leasing Company. Filed as Exhibit 10.5 to Quarterly Report on Form 10-QSB (Commission File 000-52420) filed by the Company on February 14, 2007 and incorporated by reference herein

14.1	Code of Ethics of Siouxland Ethanol, LLC. Filed as Exhibit 14 to Current Report on Form 8-K (Commission File 000-52420) filed by the Company on December 31, 2008 and incorporated by reference herein

31.1	Certificate pursuant to 17 CFR 240.13a-14(a).

31.2	Certificate pursuant to 17 CFR 240.13a-14(a).

32.1	Certificate pursuant to 18 U.S.C. § 1350.

32.2	Certificate pursuant to 18 U.S.C. § 1350.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIOUXLAND ETHANOL, LLC

By:	/s/ Charles Hofland Charles Hofland, President and Chief Executive Officer
Date: January 13, 2009
     Puruant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 13, 2009	/s/ Charles Hofland Charles Hofland, President and Chief Executive Officer (Principal Executive Officer)

Date: January 13, 2009	/s/ Mark Rolfes Mark Rolfes, Treasure and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: January 13, 2009	/s/ Tom Lynch Tom Lynch, Chairman and Director

Date: January 13, 2009	/s/ Pam Miller Pam Miller, Vice Chairman and Director

Date: January 13, 2009	/s/ David B. Aalfs David B. Aalfs, Director

Date: January 13, 2009	/s/ Darrell Downs Darrell Downs, Director

Date: January 13, 2009	/s/ Craig Ebberson Craig Ebberson, Director

Date: January 13, 2009	/s/ Doug Garwood Doug Garwood, Secretary and Director

Date: January 13, 2009	/s/ John Kingsbury John Kingsbury, Director

Date: January 13, 2009	/s/ Donald Meisner Donald Meisner, Director

Date: January 13, 2009	/s/ Shennen Saltzman Shennen Saltzman, Director

Date: January 13, 2009	/s/ Matt Sederstrom Matt Sederstrom, Director

Date: January 13, 2009	/s/ Ronald Wetherell Ronald Wetherell, Director