Form 10-Q
period 2008-12-31
Siouxland Ethanol, LLC
filed 2009-02-23
CIK 1320050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended December 31, 2008
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
As of February 23, 2009, there were 3,789 membership units outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SIOUXLAND ETHANOL, LLC
Condensed Balance Sheets

	December 31,	September 30,
	2008	2008
	(Unaudited)

ASSETS

Current Assets
Cash and equivalents	$—	$4,130,632
Restricted cash	1,089,817	4,430,581
Accounts receivable	3,363,785	3,432,770
Inventory	2,924,443	4,097,906
Deposits and prepaid expenses	173,772	210,576

Total current assets	7,551,817	16,302,465

Property and Equipment
Land and land improvements	9,740,984	9,740,984
Buildings	8,505,350	8,500,470
Office equipment and furnishings	224,004	223,079
Plant equipment and machinery	60,125,997	59,945,892
Construction in progress	946,551	603,338

	79,542,886	79,013,763
Less accumulated depreciation	(8,753,375)	(7,436,643)

Net property and equipment	70,789,511	71,577,120

Other Assets
Restricted cash	403,000	404,807
Construction deposit	500,000	500,000
Debt issuance costs, net of amortization	385,138	394,646
Deposits and other	316,894	312,112

Total other assets	1,605,032	1,611,565

Total Assets	$79,946,360	$89,491,150

LIABILITIES AND EQUITY

Current Liabilities
Line of credit	$1,816,114	$703,034
Current maturities of long-term debt	3,751,503	4,992,970
Checks written in excess of bank balance	278,149	—
Accounts payable	3,722,143	3,368,785
Accrued expenses	1,675,326	2,860,884
Derivative instruments	898,886	3,747,589
Construction payable	320,821	271,836

Total current liabilities	12,462,942	15,945,098

Long-Term Debt, net of current maturities	28,706,990	25,113,869

Other Long-Term Liabilities	276,752	281,694

Commitments and Contingencies

Members’ Equity, 3,789 units issued and outstanding	38,499,676	48,150,489

Total Liabilities and Members’ Equity	$79,946,360	$89,491,150

Notes to Unaudited Condensed Financial Statements are an integral part of these Statements.

SIOUXLAND ETHANOL, LLC
Condensed Statements of Operations

	Three months ended	Three months ended
	December 31,	December 31,
	2008	2007
	(Unaudited)	(Unaudited)

Revenues	$24,456,854	$27,006,062

Cost of Goods Sold	31,941,078	18,988,137
Lower of Cost or Market Adjustment	871,213	—

Gross Profit (Loss)	(8,355,437)	8,017,925

Selling, General, and Administrative Expenses	722,814	713,894

Operating Income (Loss)	(9,078,251)	7,304,031

Other Income (Expense)
Interest income	8,761	15,877
Interest expense	(582,835)	(946,823)
Other income	1,512	2,758

Total other expense, net	(572,562)	(928,188)

Net Income (Loss)	$(9,650,813)	$6,375,843

Weighted Average Units Outstanding — Basic and Diluted	3,789	3,789

Net Income (Loss) Per Unit — Basic and Diluted	$(2,547.06)	$1,682.72

Distributions Per Unit — Basic and Diluted	$—	$—

Notes to Unaudited Condensed Financial Statements are an integral part of these Statements.

SIOUXLAND ETHANOL, LLC
Condensed Statements of Cash Flows

	Three months ended	Three months ended
	December 31,	December 31,
	2008	2007
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net income (loss)	$(9,650,813)	$6,375,843
Adjustments to reconcile net income (loss) to net cash from (used in) operations:
Depreciation and amortization	1,326,240	1,367,096
Change in fair value of derivative instruments	1,039,682	(3,255,348)
Loss on lower of cost or market adjustment	871,213	—
Income earned on restricted cash and investments	(1,824)	—
Non-cash interest income	(4,782)	—
Change in assets and liabilities:
Restricted cash	3,138,145	(1,128,613)
Accounts receivable	68,985	(1,323,323)
Inventory	746,385	(1,555,339)
Derivative instruments	(3,888,385)	(35,725)
Deposits and prepaid expenses	36,804	(32,086)
Accounts payable	353,358	355,798
Accrued expenses and other liabilities	(1,634,635)	45,054

Net cash from (used in) operating activities	(7,599,627)	813,357

Cash Flows from Investing Activities
Capital expenditures	(480,138)	(244,240)

Net cash used in investing activities	(480,138)	(244,240)

Cash Flows from Financing Activities
Proceeds from line of credit	2,467,160	645,851
Payments on line of credit	(1,354,080)	(159,512)
Checks written in excess of bank balance	278,149	—
Payments on revolving term note	—	(5,300,000)
Proceeds from long-term debt	2,816,920	—
Payments on long-term debt	(465,266)	(1,198,010)
Net withdrawals from restricted cash	206,250	185,284

Net cash from (used in) financing activities	3,949,133	(5,826,387)

Net Decrease in Cash and Equivalents	(4,130,632)	(5,257,270)

Cash and Equivalents — Beginning of Period	4,130,632	5,924,234

Cash and Equivalents — End of Period	$—	$666,964

Supplemental Cash Flow Information
Cash paid during the period for interest expensed	$683,811	$816,523

Supplemental Disclosure of Noncash Investing and Financing Activities
Capital expenditures in construction payable	$48,985	$—

Notes to Unaudited Condensed Financial Statements are an integral part of these Statements.

SIOUXLAND ETHANOL, LLC

Notes to Unaudited Condensed Financial Statements
December 31, 2008
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The condensed balance sheet as of September 30, 2008, which has been derived from audited financial statements, and the accompanying unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. These condensed financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended September 30, 2008, contained in the Company’s annual report on Form 10-K.
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
Nature of Business
Siouxland Ethanol, LLC operates a 50 million gallon per year ethanol plant in Dakota County, Nebraska (the “Plant”). The Company produces and sells fuel ethanol and distillers grains, a co-product of the fuel ethanol production process, and corn oil.
Accounting Estimates
Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for the following significant matters, among others, the carrying value and useful lives of long-lived assets, and estimates of losses on forward contract commitments. Actual results may differ from previously estimated amounts, and such differences may be material to our financial statements. The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made. Actual results could differ from those estimates.
Revenue Recognition
The Company generally sells ethanol and related products pursuant to marketing agreements. Revenues are recognized when the marketing company has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured. The ethanol marketing agreement with Archer Daniels Midland (“ADM”) provides that an initial price per gallon of ethanol is established upon shipment. The Company settles the final price with ADM monthly based

SIOUXLAND ETHANOL, LLC

Notes to Unaudited Condensed Financial Statements
December 31, 2008
upon the combined results of the ethanol marketing pool in which the Company participates. The Company believes that all sales of ethanol during a month are recorded at a price that is both fixed and determinable and that there are no ethanol sales, during any given month, which should be considered contingent and recorded as deferred revenue. The Company’s products are shipped FOB shipping point.
Income Taxes
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the requirements of SFAS 109, Accounting for Income Taxes, relating to the recognition of income tax benefits. FIN 48 provides a two-step approach to recognizing and measuring tax benefits when realization of the benefits is uncertain. The first step is to determine whether the benefit meets the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%. Primarily due to the Company’s tax status as a partnership, the adoption of FIN 48 on October 1, 2008, had no material impact on the Company’s financial condition or results of operations.
Reclassifications
The Company made certain reclassifications to the statement of operations for the three months ending December 31, 2007, to conform to classifications for the three months ending December 31, 2008. The statement of operations for the 2007 period was changed to reclassify ethanol marketing fees of approximately $272,000 netted against revenue rather than as a component of selling, general, and administrative expenses. In addition, freight revenues of approximately $248,000 previously netted with freight costs, is now included with revenues for the 2007 period. These reclassifications had no effect on members’ equity, net income, or cash flows previously reported.
2. UNCERTAINTIES
The Company derives substantially all of its revenues from the sale of ethanol and distillers grains. These products are commodities and the market prices for these products display substantial volatility and are subject to a number of factors which are beyond the control of the Company. The Company’s most significant manufacturing inputs are corn and natural gas. The price of these commodities is also subject to substantial volatility and uncontrollable market factors. In addition, these input costs do not necessarily fluctuate with the market price for ethanol and distillers grains. As a result, the Company is subject to significant risk that its operating margins can be reduced or eliminated due to the relative movements in the market prices of its products and major manufacturing inputs. As a result, market fluctuations in the price of or demand for these commodities can have a significant adverse effect on the Company’s operations and profitability.
3. FAIR VALUE MEASUREMENTS
Effective October 1, 2008, we adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements (SFAS 157), as it applies to our financial instruments, and Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 157 defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. SFAS 159 permits companies to irrevocably choose to measure certain financial instruments and other

SIOUXLAND ETHANOL, LLC
Notes to Unaudited Condensed Financial Statements
December 31, 2008
items at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities.
Under SFAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. SFAS 157 establishes a hierarchy in determining the fair value of an asset or liability. The fair value hierarchy has three levels of inputs, both observable and unobservable. SFAS 157 requires the utilization of the lowest possible level of input to determine fair value. Level 1 inputs include quoted market prices in an active market for identical assets or liabilities. Level 2 inputs are market data, other than Level 1, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data. Level 3 inputs are unobservable and corroborated by little or no market data.
Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by SFAS 159. No events occurred during the quarter ended December 31, 2008, that would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.
The following table provides information on those assets measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	December 31,
	2008	Level 1	Level 2	Level 3
Restricted cash – current	$35,725	$35,725	$—	$—
Restricted cash – long-term	$403,000	$403,000	$—	$—
Commodity derivative instruments	$(898,886)	$(898,886)	$—	$—
The fair value of the commodity derivative instruments, which relate to corn and natural gas, and restricted cash, which includes money market funds, are based on quoted market prices in an active market.
4. INVENTORY
Inventory consisted of the following at:

	December 31,	September 30,
	2008	2008*
Raw materials	$1,577,171	$2,634,690
Supplies	342,471	340,485
Work in process	530,710	830,261
Finished goods	474,091	292,470

Total	$2,924,443	$4,097,906

*	Derived from audited financial statements.

SIOUXLAND ETHANOL, LLC
Notes to Unaudited Condensed Financial Statements
December 31, 2008
The Company recorded a loss of approximately $427,000 at December 31, 2008, related to inventory where the market value was determined to be less than the cost basis, attributable primarily to decreases in market prices of corn and ethanol. The loss was recorded with the lower of cost or market adjustment in the statement of operations.
5. DERIVATIVE INSTRUMENTS
As of December 31, 2008, the Company recorded a liability of approximately $899,000 related to its fair value positions in derivative instruments. Additionally, approximately $1,054,000 of restricted cash at December 31, 2008, is related to margin requirements in the Company’s derivative accounts. The Company recorded a net loss on derivative instruments of approximately $5,722,000 and a net gain of approximately $3,705,000 during the three months ending December 31, 2008 and 2007, respectively, which is included in costs of goods sold. None of the derivative instrument positions are accounted for as fair value or cash flow hedges.
6. LINE OF CREDIT
In October 2006, the Company obtained a line of credit for up to $3,500,000, subject to borrowing base limitations. The term of the line of credit has been extended until May 2009. Interest accrues on the outstanding balance at the three-month LIBOR rate plus 3%, which totaled 5.20% at December 31, 2008, and is payable monthly. The Company is obligated to pay the lender an unused commitment fee equal to .35% on the unused portion of the line. The Company had an outstanding balance on this line at December 31, 2008, of $1,816,114. The line of credit is secured by a common credit agreement along with the revolving promissory note and the term note described in Note 7.
The Company maintains three standby letters of credit totaling approximately $1,684,000, which reduce the amount available on the line of credit. The letters of credit have been obtained in lieu of security deposits otherwise required under a rail car lease agreement, an electrical agreement and a natural gas agreement. An annual fee of 2.5% of the amount reserved is paid to the lender for the reservation under the letters of credit.

SIOUXLAND ETHANOL, LLC
Notes to Unaudited Condensed Financial Statements
December 31, 2008
7. LONG-TERM DEBT
Long-term debt consists of the following at:

	December 31,	September 30,
	2008	2008*
Term note payable, see terms below	$26,015,000	$26,015,000

Revolving promissory note, see terms below	2,366,920	—

Tax increment financing	4,020,000	4,025,000

Equipment note	56,573	66,839

Total	32,458,493	30,106,839

Less amounts due within one year	3,751,503	4,992,970

Net long-term debt	$28,706,990	$25,113,869

*	Derived from audited financial statements.
Term Note
The Company has a term note which bears interest at a variable rate equal to the three-month LIBOR rate plus 3%, which totaled 5.20% December 31, 2008. In April 2008, the Company elected to convert $17,500,000 of the outstanding principal balance of the term note to fixed rates of interest ranging from 5.65% to 6.69% for periods maturing from 2009 through 2012. In addition to the scheduled payments, the Company is required to make additional principal payments equal to 65% of the Company’s excess cash flow not to exceed $2,500,000 per fiscal year and an aggregate total of $8,000,000, provided such payments will not result in a default to other loan covenants. At September 30, 2008, the Company included an estimated excess cash flow payment of $2,500,000 with current maturities of long-term debt, in addition to the regularly scheduled principal payments. The Company has not included that excess cash flow payment in current maturities of long term debt at December 31, 2008, as the Company was not required to make that payment in January 2009 in order to maintain compliance with other provisions of the debt agreement.
Revolving Promissory Note
The Company has a revolving promissory note with the same lending institution for up to $11,881,250. The Company pays interest on the principal advances monthly at a variable rate equal to the three-month LIBOR rate plus 3% which totaled 5.20% at December 31, 2008. Beginning in September 2015, or three months after the repayment of the term note described above, the Company is required to make 10 quarterly installments of $1,118,125, to the extent of the principal balance outstanding, plus accrued interest until December 1, 2017. The Company pays a commitment fee of .5% on the unused portion of the revolving promissory note.
The term note, the revolving promissory note and the line of credit described in Note 6 are subject to a common credit agreement containing various financial and non-financial covenants that, among other things, limit cash distributions and capital expenditures, require minimum debt service coverage, net worth and working capital levels. As of December 31, 2008, the Company was out of compliance with the minimum working capital covenant in the credit agreement. In addition, based on its projections of operating results through September 30, 2009, the Company reasonably anticipated that it would not be in

SIOUXLAND ETHANOL, LLC
Notes to Unaudited Condensed Financial Statements
December 31, 2008
compliance with the debt service coverage ratio as of September 30, 2009. The lending institution waived compliance with the minimum working capital covenant at December 31, 2008 and has modified the terms of the credit agreement to reduce the minimum working capital requirement from $6,000,000 to $4,000,000 beginning January 31, 2009. At September 30, 2009 and thereafter, the minimum working capital requirement will increase to $5,000,000. For purposes of the credit agreement, working capital is defined as current assets, plus any unused borrowing capacity under the revolving promissory note, less current liabilities. The lending institution also agreed to eliminate the debt coverage ratio requirement for the fiscal year ending September 30, 2009. In connection with the waiver and the amendments to the credit agreement, the interest rate on the variable portion of the Company’s borrowings for the remaining term of the credit agreement was increased from 3% over the three-month LIBOR rate to 4% over the three-month LIBOR rate. The Company anticipates that it will be able to comply with all covenants in the credit agreement for the remainder of 2009 based on its current projections of operating results. However, it is at least reasonably possible that actual results could differ from those projections; which include among other things, management estimates, assumptions, and weighted probabilities for anticipated corn, ethanol, natural gas, and distillers grains prices, cash flows, and production rates. If the Company is not in compliance with its credit agreement covenants, the lending institution may enforce its available remedies against the Company. Among other things, borrowings under the term note, revolving promissory note and the line of credit are secured by a first priority security interest on all of the Company’s business assets.
Maturities
The estimated maturities of long-term debt at December 31, 2008, are as follows:

2009	$3,751,503
2010	4,931,945
2011	4,927,500
2012	4,947,500
2013	4,967,500
Thereafter	8,932,545

Total long-term debt	$32,458,493

8. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company has forward contracts in place for corn purchases of approximately $14,768,000, which under full production, represents approximately 19% and 10% of the Company’s anticipated purchases through September 2009 and 2010, respectively. The Company has forward sales contracts in place for the sale of modified wet distillers grain of approximately $10,334,000 through September 2009, which represents approximately 76% of the Company’s estimated wet distillers grain sales over the period. The Company also has forward sales contracts in place for the sale of dry distillers grain of approximately $721,000 through September 2009, which represents approximately 17% of the Company’s estimated dry distillers grain sales over the period.

SIOUXLAND ETHANOL, LLC
Notes to Unaudited Condensed Financial Statements
December 31, 2008
Currently, some of the forward corn contract prices are above current market prices for corn. Given declining corn and ethanol prices and the corresponding margins, upon taking delivery under these contracts the Company would incur a loss. The Company had accrued losses on these purchase commitments of approximately $637,000 at December 31, 2008. This amount includes approximately $193,000 of losses accrued at September 30, 2008 along with additional losses of approximately $444,000 for the three months ended December 31, 2008. Losses on purchase commitments are recorded in the lower of cost or market adjustment on the statement of operations. The amount of the loss was determined by applying a methodology similar to that used in the lower of cost or market evaluation with respect to inventory. Given the uncertainty of future corn and ethanol prices, this loss may not be recovered, and further losses on the outstanding purchase commitments could be recorded in future periods.
Corn Oil Extraction Contract
During May 2008, the Company entered into a contract for the design and installation of a corn oil extraction system at the Company’s production facility. The total cost of the contract is approximately $1,200,000. Through December 31, 2008, the Company had incurred costs of approximately $947,000 included with construction in progress. In December 2008, the Company began extracting corn oil using temporary equipment with installation of the permanent equipment completed in February 2009.
9. RELATED PARTY TRANSACTIONS
Related party transactions during the three months ended December 31, 2008 and 2007, consisted of corn purchases from, and sales of distillers grains to, persons who are significant unit holders and/or directors of the Company. All these transactions were on the same terms and conditions extended to unaffiliated parties. The approximate amounts of such transactions are set forth below for the three months ended December 31:

	2008	2007
Corn purchases	$815,000	$552,000
Distillers grain sales	338,000	189,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
     We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three-month period ended December 31, 2008. This discussion and analysis should be read in conjunction with the financial statements, notes and the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. Our results of operations for the three month ended December 31, 2008 are not necessarily indicative of the results of operations we may experience for the full fiscal year ending September 30, 2009 or any other future period.
Disclosure Regarding Forward-Looking Statements
     This report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains a number of forward-looking statements that relate to future events and our expectations regarding future performance or conditions. Words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements, and others we make from time to time, are subject to a number of risks and uncertainties, both known and unknown. Many factors could cause our actual results to differ materially from those projected in forward-looking statements. While it is impossible to identify all such risk factors, some that could cause our actual results to differ materially from those that we anticipate in our forward-looking statements include, but are not limited to:
•	Changes in the availability and costs of products and raw materials, particularly corn and natural gas;

•	Changes in the production capacity of the ethanol industry, advances in ethanol technologies and other competitive factors;

•	Fluctuations in the price and market for ethanol and distillers grains;

•	Financial impact of our hedging strategies;

•	Our ability to market and our reliance on third parties to market our products;

•	Changes in plant production capacity, variations in actual ethanol and distillers grains production from expectations or technical difficulties in operating the plant;

•	Changes in interest rates and the availability of credit to support capital improvements and operations;

•	Changes in or elimination of governmental mandates for the use of ethanol or other laws, tariffs, trade or other controls or enforcement practices affecting the ethanol markets;

•	Fluctuations in U.S. petroleum consumption and in petroleum and gasoline prices;

•	The availability and adequacy of cash flow to meet our working capital requirements;

•	Competition from alternative fuels and alternative fuel additives;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Lack of transport, storage and blending infrastructure preventing ethanol from reaching markets;

•	The loss of, or inability to obtain, any license or permit needed to operate our plant;

•	The loss of available loan funding due to our inability to comply with loan covenants;

•	Unanticipated liability resulting from litigation or regulatory actions.
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
Overview
     We operate a single dry mill corn-based ethanol plant near Jackson, Nebraska with a stated capacity to produce 50 million gallons of denatured fuel grade ethanol and 160,000 tons of dried distillers grains per year (the “Plant”). Our revenues are derived primarily from the sale of ethanol and distillers grains (“DGs”). We also began the extraction of corn oil in December 2008 and expect to produce approximately 1 million gallons of corn oil per year if the Plant is operating at its stated capacity. The Plant was completed and full scale production of ethanol and DGs began in May 2007. We have operated the Plant at substantially full capacity since that time. However, there is no assurance that we will be able to continue to operate the Plant at these production levels in future periods. Due to current market conditions in the ethanol industry, the Company is not currently pursuing its previously announced plans to expand the Plant’s productive capacity from 50 million to 100 million gallons per year.
     As discussed in our report on Form 10-K for the year ended September 30, 2008, a variety of factors affect our revenues, costs of production and operating income. Our operating results are largely driven by the prices at which we sell ethanol and DGs and the costs related to their production, particularly the prices of corn and natural gas which are the two largest components of our production costs. Ethanol, DGs, corn and natural gas are commodities and their market prices are influenced by supply and demand and a number of other factors over which we have no control. The prices of ethanol, corn and natural gas have been extremely volatile during the past twelve months and we expect to see continuing fluctuations in these prices during the remainder of fiscal 2009. During 2008 ethanol prices moved up and down with changes in the prices of corn. The prices on the Chicago Board of Trade for ethanol reached a high of $2.95 per gallon, the price of corn reached $7.62 per bushel, and natural gas reached a price of $13.69 per decatherms (“Dth”) during the summer of 2008. Prices of these commodities then fell significantly during the remainder of 2008 with ethanol hitting a low of $1.37 per gallon, corn to $2.90 per bushel, and natural gas to $5.21 per Dth. Since we sell ethanol at current market prices, the decline in ethanol prices had a downward effect on our revenues during the first quarter of fiscal 2009. While we anticipate continued demand for ethanol due to a number of factors discussed in our report on Form 10-K, the downturn in the U.S. economy is expected to reduce the demand for motor fuels generally. This has resulted in a significant decline in the price of unleaded gasoline in U.S. markets which puts downward pressure on ethanol demand and prices. Lower ethanol prices are expected to continue in the near-term, and we expect to see continuing fluctuations in ethanol prices over the next year.
     As part of our corn procurement strategy, we enter into forward price purchase contracts with local farmers and elevators to help ensure an adequate supply of corn to operate the Plant. These contracts allow us to purchase corn at its then market price but provide for actual delivery of a majority of the contracted corn three to nine months in the future. We use futures and option contracts to minimize our exposure to movements in corn and natural gas prices, but there is no assurance that these hedging strategies will be effective. As a result of entering into forward contracts while corn prices were higher earlier in 2008, we were obligated to purchase corn at prices that exceeded market prices of corn at the time of delivery to the Plant during the first quarter of fiscal 2009. During the first quarter of fiscal 2009, the average price we paid for corn was approximately $1.02 per bushel above our average cash bid for corn during the period, largely due to these forward purchase contracts. In addition, the decline in corn and natural gas prices also decreased the market value of existing corn and gas hedge contracts we own. We recorded losses of approximately $5.7 million in our hedging contracts as additional costs of goods sold during the quarter ended December 31, 2008, with the large majority of these losses attributable to our corn hedging contracts.
     We realized negative operating margins and cash flows during the first quarter of fiscal 2009 as a result of falling ethanol prices, comparatively high cost of goods sold, and derivative losses of $5.7 million. We continue to take steps to limit our exposure to negative margins while we grind through our higher priced forward corn purchases. We also are taking steps to reduce our overhead expenses, and other costs in light of the market conditions in which we are currently operating. Despite these efforts to reduce costs and conserve working capital, we realized a substantial net loss during the quarter ended December 31, 2008 and decline in working capital.
Results of Operations
     Comparison of the three month periods ended December 31, 2008 and 2007. The following table shows the results of our operations for the three months ended December 31, 2008 and 2007.

	Three Months Ended		Three Months Ended
	December 31, 2008		December 31, 2007
	(Unaudited)		(Unaudited)
		% of		% of
Statement of Operations Data	Amount	Revenues	Amount	Revenues
Revenues	$24,456,854	100.0%	$27,006,062	100.0%
Cost of Goods Sold	32,812,291	134.2%	18,988,137	70.3%

Gross Profit (Loss)	(8,355,437)	(34.2)%	8,017,925	29.7%
SG&A Expenses	722,814	3.0%	713,894	2.7%

Operating Income (loss)	(9,078,251)	(37.2)%	7,304,031	27.0%
Other Expense, net	(572,562)	(2.3)%	(928,188)	(3.4)%

Net Income (loss)	$(9,650,813)	(39.5)%	$6,375,843	23.6%

     Revenues. During the three months ended December 31, 2008, we sold approximately 12.2 million gallons of ethanol comprising 77.7% of our total revenues and approximately 36,000 dry equivalent tons of distillers grains (“DGs”) sales comprising 22.3% of our total revenues. We operated the Plant at substantially full capacity during the entire quarter. Although we began production of corn oil during December 2008, corn oil sales during the quarter were not significant. During the three months ended December 31, 2007, we sold approximately 12.9 million gallons of ethanol comprising 82.5% of our total revenues and approximately 45,000 dry equivalent tons of DGs sales comprising 17.5% of our total revenues. The 9.4% decrease in revenues for the three months ended December 31, 2008 as compared to the same period in the previous year was due primarily to the 5.6% decrease in gallons of ethanol sold and a 9.7% decrease in the average sale price per gallon.
     The volume of ethanol sold decreased during the three months ended December 31, 2008, compared to the three months ended December 31, 2007, primarily due to a planned maintenance shutdown of the Plant in 2008. The average price per gallon of ethanol sold had fallen from $1.73 during the first quarter of fiscal 2008, to $1.56 during the first quarter of fiscal 2009. All sales of ethanol were made pursuant to the terms of an ethanol marketing agreement that we entered into with Archer Daniels Midland Co.
     The decrease in ethanol revenue was partially offset by a 15.7% increase in revenues from the sale of DGs. Although there was a decrease in tons of DGs sold in first quarter of fiscal 2009 compared to the first quarter of fiscal 2008, a 41.3% increase in the average price per ton received for DGs during the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008, resulted in the overall increase in DGs revenue. Modified wet DGs are sold to end users in the local market at fluctuating market prices and represented approximately 71% of DGs sales. We use forward contracts to lock in a portion of the anticipated sales of distillers grains.
     Cost of Goods Sold. Our cost of goods sold include, among other things, the cost of corn and natural gas, processing ingredients, electricity, salaries and benefits of production personnel, Plant maintenance expense and depreciation expense. In addition, gains or losses on derivative instruments that we use to hedge the price of corn and natural gas and changes to the carrying value of our inventories affect our costs of goods sold. Although we produced and sold less ethanol and DGs during the quarter ended December 31, 2008, than we did during the quarter ended December 31, 2007, our costs of goods sold increased by $13.8 million or 72.8% during the quarter ended December 31, 2008, compared with the quarter ended December 31, 2007. Our cost of goods sold exceeded our total revenues during the first quarter of fiscal 2009 resulting in a negative gross margin of $8.4 million compared to a gross profit of $8.0 million during the first quarter of fiscal 2008.
     The increase in cost of goods sold during the first quarter of fiscal 2009 resulted primarily from hedging losses and higher average costs per bushel of corn during the quarter. We incurred losses of approximately $5.6 million from corn derivative instruments during the first quarter of fiscal 2009 compared to approximately $3.7 million in gains during the first quarter of fiscal 2008. This resulted in an additional approximate $9.3 million increase in our cost of goods sold. The losses on these corn derivative instruments were primarily a result of corn prices falling since the dates we entered into these contracts. As of December 31, 2008, none of our derivative contracts were designated as cash flow or fair value hedges. As a result, changes to the market value of these contracts were recognized during the quarter as an increase to our costs of goods sold. During the first quarter of fiscal 2009, we paid an average of $4.64 per bushel of corn compared to $3.57 per bushel of corn during the first quarter of fiscal 2008. This contributed to the approximate $4.7 million increase in our cost of corn as compared to the first quarter of fiscal 2008. In addition, cost of goods sold for the first quarter of fiscal 2009 as compared to fiscal 2008 increased as a result of the recognition of a loss of approximately $444,000 on forward corn price purchase contracts as a result of a determination that the market value of these contracts was less than their cost basis.
     Conversely, the average price of natural gas used at the Plant during the first quarter of fiscal 2009 was 8.3% less than during the first quarter of fiscal 2008. In addition, we supplement our natural gas requirements with methane generated at a landfill located near the Plant. During the quarter ended December 31, 2008, we purchased approximately 28,000 Dths of methane gas from the landfill, which represented approximately 8.6% of our gas usage for the quarter, at an average price of $4.75 per Dth. This compared to an average price of $6.74 per Dth for natural gas purchased in the same period.
     We use futures and option contracts to help mitigate our exposure to movements in corn and natural gas prices; but there is no assurance that these hedging strategies will be effective. As market conditions change, gains or losses may occur from derivatives in place as of December 31, 2008, and will have an effect on subsequent periods. In addition, gains or losses on derivative instruments do not necessarily coincide with the related corn or natural gas purchases. This may cause substantial fluctuations in cost of goods sold from period to period. While we do not use hedge accounting to match gains or losses on derivative instruments, we believe the derivative instruments provide an economic hedge.
     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses included salaries and benefits of administrative employees, insurance, professional fees and other general administrative costs. These expenses generally do not vary with the level of production at the Plant. While we saw a slight increase in our overall SG&A expenses of 1.3% from period to period, the percentage of revenues increased to 3.0% for the quarter ending December 31, 2008, primarily due to a decrease in revenues from ethanol sales.
     Other Expense. Other expense consists primarily of interest expense on our borrowings of approximately $583,000 and $947,000 during the three months ended December 31, 2008 and 2007, respectively. Interest expense consisted primarily of interest payments on our credit facilities with Farm Credit Services of America, FLCA described below. Interest expense also included interest payments on our Tax Increment Revenue Bonds and on a note used to finance certain equipment. Overall our interest costs have declined as interest rates are lower and the debt balances have been paid down in recent months.
Liquidity and Capital Resources
     As of December 31, 2008, current assets (excluding restricted cash) total approximately $6.5 million. However, our cash balance at that date was zero. Current liabilities at December 31, 2008 totaled approximately $12.5 million and included approximately $3.8 million of long-term debt obligations due within 12 months.
     Our principal uses of cash are to pay operating expenses of the Plant and to make debt service payments on our long-term debt described below. No quarterly installment on the term credit facility was required this quarter because it was prepaid as of September 30, 2008. However, we borrowed approximately $2.4 million under our revolving credit facility during the quarter in order to meet our working capital needs. We did not make an annual “excess cash flow” payment of principal under our term loan with Farm Credit of America, FLCA, in January 2009.
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
     (ii) a revolving credit facility under which we may borrow up to $11,881,250 on a revolving basis as required to meet our working capital needs (the “Revolving Promissory Note”); and
     (iii) a line of credit for up to $3,500,000 which we use primarily for grain hedging (the “Line of Credit”) through May 2009
     As of December 31, 2008, the remaining principal on the Term Note was approximately $26.0 million. The daily average borrowing under the Revolving Promissory Note during the quarter ended December 31, 2008 was approximately $1.4 million and the outstanding balance at December 31, 2008 was approximately $2.4 million. The daily average borrowing under the Line of Credit during the quarter ended December 31, 2008 was approximately $1.8 million and the outstanding balance at December 31, 2008 was $1.8 million. The amount available to us under the Line of Credit was reduced by the amount of three standby letters of credit totaling approximately $1,684,000 as of December 31, 2008.
     We pay interest on funds borrowed under the Credit Facility at a variable annual rate above the three-month LIBOR rate. In connection with the amendment to the credit facility described below, the interest rate increased from 3% above the three month LIBOR, to 4% above the three month LIBOR. The interest rate is reset on a monthly basis and there is no limit on the amount of the change in the interest rate. The average interest rate on the Credit Facility during the quarter ended December 31 2008, was 6.19%. The interest rate that we pay on the Term Note and the Revolving Promissory Note will be reduced to 2.85% above the three-month LIBOR rate after a year end in which our ratio of net worth to total tangible assets exceeds 60% and we are not in default under the terms of the Credit Facility.
     The Credit Facility provides that from time to time we may elect to convert up to 75% of the outstanding borrowings under the Term Note from the variable rate interest described above to a fixed rate of interest quoted by Farm Credit at the time of any such election. Each such election will be for a specific amount of loan principal for a specified period of time, and subject to other terms and restrictions. On April 17, 2008, we elected to convert $3.5 million of borrowings under the Term Note to a fixed interest rate of 6.12% for a period ending April 17, 2011. On April 18, 2008, we elected to convert $4.0 million of borrowings under the Term Note to a fixed interest rate of 5.97% for a period ending April 18, 2010. On April 21, 2008, we elected to convert increments of $5.5 million and $4.5 million of borrowings under the Term Note to a fixed interest rate of 5.65% for a period ending April 21, 2009, and 6.69% for a period ending April 21, 2012, respectively.
     The Term Note, Revolving Promissory Note and Line of Credit are subject to protective covenants requiring us to maintain various financial ratios and tangible net worth. They also limit our annual capital expenditures and membership distributions. As of December 31, 2008, the Company was out of compliance with the minimum working capital covenant in the credit agreement. In addition, based on its projections of operating results through September 30, 2009, the Company reasonably anticipated that it would not be in compliance with the debt service coverage ratio as of September 30, 2009. The lending institution waived compliance with the minimum working capital covenant at December 31, 2008 and has modified the terms of the credit agreement to reduce the minimum working capital requirement from $6,000,000 to $4,000,000 beginning January 31, 2009. At September 30, 2009 and thereafter, the minimum working capital requirement will increase to $5,000,000. For purposes of the credit agreement, working capital is defined as current assets, plus any unused borrowing capacity under the revolving line of credit, less current liabilities. The lending institution also agreed to eliminate the debt coverage ratio requirement for the fiscal year ending September 30, 2009. In connection with the waiver and the amendments to the credit agreement, the interest rate on the variable portion of the Company’s borrowings for the remaining term of the credit agreement was increased from 3% over the three-month LIBOR rate to 4% over the three-month LIBOR rate. The Company anticipates that it will be able to comply with all covenants in the credit agreement for the remainder of 2009 based on its current projections of operating results. However, there is no assurance that actual results of operations will not be less favorable than the Company’s forecasted results which include among other things, management estimates, assumptions, and weighted probabilities for anticipated corn, ethanol, natural gas, and distillers grains prices, cash flows, and production rates. If the Company is not in compliance with its credit agreement covenants, the lending institution may enforce its available remedies against the Company. Among other things, borrowings under the term note, revolving promissory note and the line of credit are secured by a first priority security interest on all of the Company’s business assets.

     The Company is facing liquidity issues due to the operating losses that it incurred during the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009. Management has taken, and continues to take, steps to control operating costs and increase revenues. We expect that our anticipated operating margins generated from the sale of ethanol, DGs and corn oil, and our available borrowing capacity under our Revolving Promissory Note will be sufficient to meet our working capital needs and operating expenses through the remainder of 2009. However, there is no assurance that the funds available to us will be sufficient to cover our anticipated capital needs and operating expenses, particularly if low prices for ethanol and high operating costs, including specifically the cost of corn, continue to result in negative operating margins at current levels or below for an extended period. In addition, if we are unable to maintain compliance with loan covenants relating to the Term Note, Revolving Promissory Note and Line of Credit, the lender may require immediate payment of the outstanding balances of these loans and exercise other remedies available to it. In that case, there is no assurance that we would be able to refinance the Company’s debt or otherwise raise the capital necessary to repay these borrowings.
Application of Critical Accounting Estimates
     Management uses various estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Accounting estimates that are the most important to the presentation of our results of operations and financial condition, and which require the greatest use of judgment by management, are designated as our critical accounting estimates. We have described these critical accounting estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change. However, there were no changes in the Company’s critical accounting estimates during the three months ended December 31, 2008.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.
Item 4T. Controls and Procedures
Our management, including our President and Chief Executive Officer (the principal executive officer), Charles Hofland, along with our Treasurer and Chief Financial Officer (the principal financial officer), Mark Rolfes, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of December 31, 2008. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.
     There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     The following additional information is being reported under this Item 5 of Part II of this Report on Form 10-Q in lieu of under Item 1.01 “Entry Into a Material Definitive Agreement” and Item 2.03 “Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant” of Form 8-K.
     On February 19, 2009, we entered into a Seventh Amendment to Credit Agreement (the “Credit Agreement Amendment”) which amends the Credit Agreement we entered into on May 4, 2006 with Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA, as previously amended on October 27, 2006, May 15, 2007, September 25, 2007, April 11, 2008, June 30, 2008 and January 30, 2009 (the “Credit Agreement”). The Credit Agreement Amendment changes the variable interest rate we pay on outstanding balances under the Credit Agreement from the Libor Short Term Index Rate plus 3.00% to the Libor Short Term Index Rate plus 4.00%, effective February 19, 2009. In addition, the Credit Agreement Amendment changes two financial covenants contained in the Credit Agreement. The first change to the covenants is a reduction to the amount of working capital we are required to maintain from $6,000,000 to $4,000,000 beginning January 31, 2009. At September 30, 2009 and thereafter, our minimum working capital requirement will increase to $5,000,000. For purposes of the Credit Agreement, working capital is defined as our current assets, plus any unused borrowing capacity under the revolving line of credit component of the Credit Agreement, less our current liabilities. The second change to the covenants is the elimination of the debt coverage ratio requirement for our fiscal year ending September 30, 2009. For fiscal years after that we will continue to be required to maintain a debt coverage ration of 1.5 to 1, which is the ratio we would have been required to maintain at September 30, 2009 without the Credit Agreement Amendment. Debt service coverage is defined as net income plus depreciation and amortization minus extraordinary gain (loss) minus after tax income (expense) minus gain (loss) on assets sale to current principal of long-term debt.
     The remainder of the material terms of the Credit Agreement remain in effect and were not affected by the Credit Agreement Amendment.

Item 6. Exhibits
The following exhibits are included in this report:

Exhibit No.	Exhibit

3.1	Articles of Organization of Siouxland Ethanol, LLC. Filed as Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (Commission File No. 333-123473) and incorporated by reference herein.

3.2	Amended and Restated Operating Agreement of Siouxland Ethanol, LLC. Filed as Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (Commission File No. 333-123473) and incorporated by reference herein.

4.1	Form of Membership Certificate. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 (Commission File No. 333-123473) and incorporated by reference herein.

10.1	Seventh Amendment to Credit Agreement, made and entered into effective February 19, 2009, by and between Siouxland Ethanol, LLC and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA.

31.1	Certification of Principal Executive Officer pursuant to 17 CFR 240.13a-14(a).

31.2	Certification of Principal Financial Officer pursuant to 17 CFR 240.13a-14(a).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIOUXLAND ETHANOL, LLC
Date: February 23, 2009	/s/ Charles Hofland
Charles Hofland
President and Chief Executive Officer (Principal Executive Officer)

Date: February 23, 2009	/s/ Mark Rolfes
Mark Rolfes
Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)