Form 10-Q
period 2009-03-31
Siouxland Ethanol, LLC
filed 2009-05-20
CIK 1320050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
As of May 15, 2009, there were 3,789 membership units outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SIOUXLAND ETHANOL, LLC
Condensed Balance Sheets

	March 31,	September 30,
	2009	2008
	(Unaudited)
ASSETS

Current Assets
Cash and equivalents	$677,156	$4,130,632
Restricted cash	383,437	4,430,581
Accounts receivable	1,829,042	3,432,770
Inventory	3,697,135	4,097,906
Prepaid expenses	532,993	210,576

Total current assets	7,119,763	16,302,465

Property and Equipment
Land and land improvements	9,740,984	9,740,984
Buildings	8,508,565	8,500,470
Office equipment and furnishings	224,004	223,079
Plant equipment and machinery	61,391,209	59,945,892
Construction in progress	—	603,338

	79,864,762	79,013,763
Less accumulated depreciation	(10,093,925)	(7,436,643)

Net property and equipment	69,770,837	71,577,120

Other Assets
Restricted cash	403,279	404,807
Construction deposit	500,000	500,000
Debt issuance costs, net of amortization	364,953	394,646
Other	450,498	312,112

Total other assets	1,718,730	1,611,565

Total Assets	$78,609,330	$89,491,150

LIABILITIES AND EQUITY

Current Liabilities
Line of credit	$1,816,114	$703,034
Current maturities of long-term debt	4,940,038	4,992,970
Accounts payable	2,374,457	3,368,785
Accrued expenses	1,411,353	2,860,884
Derivative instruments	277,353	3,747,589
Construction payable	122,610	271,836

Total current liabilities	10,941,925	15,945,098

Long-Term Debt, net of current maturities	29,776,012	25,113,869

Other Long-Term Liabilities	271,810	281,694

Commitments and Contingencies

Members’ Equity, 3,789 units issued and outstanding	37,619,583	48,150,489

Total Liabilities and Members’ Equity	$78,609,330	$89,491,150

Notes to Unaudited Condensed Financial Statements are an integral part of these Statements.

SIOUXLAND ETHANOL, LLC
Condensed Statements of Operations

	Three months ended	Three months ended
	March 31,	March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Revenues	$20,540,463	$32,625,878

Cost of Goods Sold	20,576,061	22,065,228
Lower of Cost or Market Adjustment	207,490	—

Gross Profit (Loss)	(243,088)	10,560,650

Selling, General, and Administrative Expenses	435,283	438,068

Operating Income (Loss)	(678,371)	10,122,582

Other Income (Expense)
Interest income	6,056	21,898
Interest expense	(590,188)	(781,644)
Other income	382,410	212,108

Total other expense, net	(201,722)	(547,638)

Net Income (Loss)	$(880,093)	$9,574,944

Weighted Average Units Outstanding — Basic and Diluted	3,789	3,789

Net Income (Loss) Per Unit — Basic and Diluted	$(232.28)	$2,527.04

Distributions Per Unit — Basic and Diluted	$—	$—

Notes to Unaudited Condensed Financial Statements are an integral part of these Statements.

SIOUXLAND ETHANOL, LLC
Condensed Statements of Operations

	Six months ended	Six months ended
	March 31,	March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Revenues	$44,997,317	$59,631,939

Cost of Goods Sold	52,822,126	41,204,002
Lower of Cost or Market Adjustment	1,078,703	—

Gross Profit (Loss)	(8,903,512)	18,427,937

Selling, General, and Administrative Expenses	843,602	942,667

Operating Income (Loss)	(9,747,114)	17,485,270

Other Income (Expense)
Interest income	14,817	37,775
Interest expense	(1,182,531)	(1,787,124)
Other income	383,922	214,866

Total other expense, net	(783,792)	(1,534,483)

Net Income (Loss)	$(10,530,906)	$15,950,787

Weighted Average Units Outstanding — Basic and Diluted	3,789	3,789

Net Income (Loss) Per Unit — Basic and Diluted	$(2,779.34)	$4,209.76

Distributions Per Unit — Basic and Diluted	$—	$—

Notes to Unaudited Condensed Financial Statements are an integral part of these Statements.

SIOUXLAND ETHANOL, LLC
Condensed Statements of Cash Flows

	Six months ended	Six months ended
	March 31,	March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$(10,530,906)	$15,950,787
Adjustments to reconcile net income (loss) to net cash from (used in) operations:
Depreciation and amortization	2,686,975	2,714,267
Change in fair value of derivative instruments	232,052	(8,639,976)
Loss on lower of cost or market adjustment	1,078,703	—
Income earned on restricted cash and investments	(2,126)	(16,840)
Other	(138,386)	—
Change in assets and liabilities:
Restricted cash	3,844,548	(477,887)
Accounts receivable	1,603,728	(2,461,514)
Inventory	(677,932)	(1,237,247)
Derivative instruments	(3,702,288)	(2,092,216)
Deposits and prepaid expenses	(322,417)	1,155,454
Due to broker		635,140
Accounts payable	(994,328)	(1,204,143)
Accrued expenses and other liabilities	(1,459,415)	(3,924)

Net cash from (used in) operating activities	(8,381,792)	4,321,901

Cash Flows from Investing Activities
Capital expenditures	(1,000,225)	(462,975)

Net cash used in investing activities	(1,000,225)	(462,975)

Cash Flows from Financing Activities
Proceeds from line of credit	2,467,161	771,000
Payments on line of credit	(1,354,081)	(771,000)
Checks written in excess of bank balance	—	251,012
Proceeds from revolving term note	5,197,920	1,000,000
Payments on revolving term note	(563,065)	(5,300,000)
Payments on long-term debt	(25,644)	(4,899,456)
Net withdrawals from restricted cash	206,250	187,568

Net cash from (used in) financing activities	5,928,541	(8,760,876)

Net Decrease in Cash and Equivalents	(3,453,476)	(4,901,950)

Cash and Equivalents — Beginning of Period	4,130,632	5,924,234

Cash and Equivalents — End of Period	$677,156	$1,022,284

Supplemental Cash Flow Information
Cash paid during the period for interest expensed	$1,095,184	$1,455,150

Supplemental Disclosure of Noncash Investing and Financing Activities
Capital expenditures in construction payable	$122,610	$—

Notes to Unaudited Condensed Financial Statements are an integral part of these Statements.

SIOUXLAND ETHANOL, LLC
Notes to Unaudited Condensed Financial Statements
March 31, 2009
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
Nature of Business
Siouxland Ethanol, LLC (the “Company”) operates a 50 million gallon per year ethanol plant (the “Plant”) in Dakota County, Nebraska. The Company produces and sells fuel ethanol and distillers grains, a co-product of the fuel ethanol production process, and corn oil.
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
Revenue Recognition
The Company generally sells ethanol and related products pursuant to marketing agreements. The Company’s products are shipped FOB shipping point. Revenues are recognized when the marketing company has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured.

SIOUXLAND ETHANOL, LLC
Notes to Unaudited Condensed Financial Statements
March 31, 2009
Reclassifications
The Company made certain reclassifications to the statements of operations for the three and six months ending March 31, 2008, to conform to classifications for the three and six months ending March 31, 2009. The statement of operations for the 2008 period was changed to reclassify marketing fees and commissions of approximately $372,000 and $654,000 for the three and six months period, respectively, netted against revenue rather than as a component of selling, general, and administrative expenses. Freight revenues of approximately $212,000 and $460,000 for the three and six months period, respectively, previously netted with freight costs in cost of goods sold, are now included with revenues for the 2008 period. Additionally, certain indirect production taxes, insurance expense and compliance testing fees of approximately $34,000 and $242,000 for the three and six month period, respectively, are included in cost of goods sold rather than in selling, general and administrative expenses. Lastly, loan fees and amortization of capitalized debt issue costs of approximately $81,000 and $191,000 for the three and six months period, respectively, are included in interest expense rather than selling, general, and administrative expenses. These reclassifications had no effect on members’ equity, net income, or cash flows previously reported.
2. UNCERTAINTIES
The Company derives substantially all of its revenues from the sale of ethanol and distillers grains. These products are commodities and the market prices for these products display substantial volatility and are subject to a number of factors which are beyond the control of the Company. The Company’s most significant manufacturing inputs are corn and natural gas. The price of these commodities is also subject to substantial volatility and uncontrollable market factors. In addition, these input costs do not necessarily fluctuate with the market price for ethanol and distillers grains. As a result, the Company is subject to significant risk that its operating margins can be reduced or eliminated due to the relative movements in the market prices of its products and major manufacturing inputs. As a result, market fluctuations in the price of or demand for these commodities can have a significant adverse effect on the Company’s operations, profitability and the availability and adequacy of cash flow to meet the Company’s working capital requirements. The Company experienced negative margins during the three and six months ending March 31, 2009 and as a result, it has been out of compliance with certain provisions of the debt agreement. While the Company received waivers and the lenders have amended the debt agreement for these instances of non-compliance, in the event of future instances of non-compliance, there is no assurance that the Company will continue to receive additional waivers or amendments.
3. FAIR VALUE MEASUREMENTS
Effective October 1, 2008, we adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements (SFAS 157), as it applies to our financial instruments, and Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 157 defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. SFAS 159 permits companies to irrevocably choose to measure certain financial instruments and other items at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to

SIOUXLAND ETHANOL, LLC
Notes to Unaudited Condensed Financial Statements
March 31, 2009
facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities.
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
Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by SFAS 159. No events occurred during the six months ended March 31, 2009, that would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.
The following table provides information on those assets measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	March 31, 2009	Level 1	Level 2	Level 3
Restricted Cash — current	$35,748	$35,748	$—	$—
Restricted Cash — long-term	$403,279	$403,279	$—	$—
Commodity derivative instruments	$(277,353)	$(277,353)	$—	$—
The fair value of the commodity derivative instruments, which relate to corn, and money market funds included in restricted cash are based on quoted market prices in an active market.
4. INVENTORY
Inventory consisted of the following at:

	March 31,	September 30,
	2009	2008*
Raw materials	$2,252,966	$2,634,690
Supplies	373,543	340,485
Work in process	520,462	830,261
Finished goods	550,164	292,470

Total	$3,697,135	$4,097,906

*	Derived from audited financial statements.

SIOUXLAND ETHANOL, LLC
Notes to Unaudited Condensed Financial Statements
March 31, 2009
The Company recorded a loss of approximately $144,000 and $571,000 for the three and six months ending March 31, 2009, related to inventory where the market value was determined to be less than the cost basis, attributable primarily to decreases in market prices of corn and ethanol. The loss was recorded with the lower of cost or market adjustment in the statement of operations.
5. DERIVATIVE INSTRUMENTS
From time to time the Company enters into derivative transactions to hedge its exposures to commodity price fluctuations. During the first quarter of 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FAS Statement No. 133 (SFAS 161). This statement requires holders of derivative instruments to provide qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses from derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The Company adopted this statement effective in the three months ended March 31, 2009.
As of March 31, 2009, the Company has entered into corn derivative instruments, which are required to be recorded as either assets or liabilities at fair value in the statement of financial position. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item and when the Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting initially and on an on-going basis. The Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge or a cash flow hedge. While the Company does not typically designate the derivative instruments that it enters into as hedging instruments because of the administrative costs associated with the related accounting, the Company believes that the derivative instruments represent an economic hedge. The Company does not enter into derivative transactions for trading purposes.
The Company enters into corn and natural gas commodity-based derivatives in order to protect cash flows from fluctuations caused by volatility in commodity prices for periods up to 24 months. These derivatives are put in place to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sales and corn purchase commitments where the prices are set at a future date. These derivatives are not designated as effective hedges for accounting purposes. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. Gains and losses from corn and natural gas derivative instruments, including unrealized changes in the fair value of these positions, are included in the results of operations and are classified as costs of goods sold.
As of March 31, 2009, the notional amount of the Company’s outstanding corn derivative instruments was approximately 1,695,000 bushels that were entered into to hedge forecasted corn purchases through December 2009.

SIOUXLAND ETHANOL, LLC
Notes to Unaudited Condensed Financial Statements
March 31, 2009
The following tables provide details regarding the Company’s fair value of the derivative instruments at March 31, 2009, none of which are designated as hedging instruments:

	Balance Sheet location	Assets	Liabilities
Corn contracts	Derivative instruments	$—	$(277,353)

In addition, as of March 31, 2009 the Company had approximately $348,000 of restricted cash related to margin requirements for the Company’s derivative instrument positions.
The following tables provide details regarding the gains and (losses) from Company’s derivative instruments in statements of operations, none of which are designated as hedging instruments:

	Statement of	Three-Months Ended March 31,
	Operations location	2009	2008
Corn contracts	Cost of goods sold	$(779,712)	$7,655,253

Natural gas contracts	Cost of goods sold	(5,426)	—

Totals		$(785,138)	$7,655,253

	Statement of	Six-Months Ended March 31,
	Operations location	2009	2008
Corn contracts	Cost of goods sold	$(6,366,684)	$11,360,317

Natural gas contracts	Cost of goods sold	(140,629)	—

Totals		$(6,507,313)	$11,360,317

6. LINE OF CREDIT
The Company has a line of credit for up to $3,500,000, subject to borrowing base limitations, until July 2009. Interest accrues on the outstanding balance at the three-month LIBOR rate plus 4%, which totaled 5.25% at March 31, 2009, and is payable monthly. In accordance with an amendment to the loan agreement, beginning May 15, 2009, the minimum rate of interest on the line of credit will not be less than 5.0%. The Company is obligated to pay the lender a commitment fee equal to 0.35% on the unused portion of the line. The Company had an outstanding balance on this line at March 31, 2009, of $1,816,114. The line of credit is secured by a common credit agreement along with the revolving promissory note and the term note described in Note 7.
The Company maintains three standby letters of credit totaling approximately $1,684,000, which reduce the amount available on the line of credit. The letters of credit have been issued for a rail car lease agreement, an electrical agreement and a natural gas agreement. An annual fee of 2.5% of the amount reserved is paid to the lender for the reservation under the letters of credit.

SIOUXLAND ETHANOL, LLC
Notes to Unaudited Condensed Financial Statements
March 31, 2009
7. LONG-TERM DEBT
Long-term debt consists of the following at:

	March 31,	September 30,
	2009	2008*
Term note payable, see terms below	$26,015,000	$26,015,000

Revolving promissory note, see terms below	4,634,855	—

Tax increment financing	4,020,000	4,025,000

Equipment note	46,195	66,839

Total	34,716,050	30,106,839

Less amounts due within one year	4,940,038	4,992,970

Net long-term debt	$29,776,012	$25,113,869

*	Derived from audited financial statements.
Term Note
The Company has a term note which bears interest at a variable rate equal to the three-month LIBOR rate plus 4%, which totaled 5.25% at March 31, 2009. In accordance with an amendment to the loan agreement, beginning May 15, 2009, the minimum rate of interest on variable rate borrowings under the term note will not be less than 5.0%. In April 2008, the Company elected to convert $17,500,000 of the outstanding principal balance of the term note to fixed rates of interest ranging from 5.65% to 6.69% for periods maturing from April 2009 through April 2012. A total of $5.5 million converted back to variable rate debt in April 2009. In addition to the scheduled payments, the Company is required to make additional principal payments within 120 days of each fiscal year end equal to 65% of the Company’s excess cash flow determined at the end of the fiscal year, but not to exceed $2,500,000 per fiscal year and an aggregate total of $8,000,000, provided such payments will not result in a default under other loan covenants. At September 30, 2008, the Company included an estimated excess cash flow payment of $2,500,000 with current maturities of long-term debt, in addition to the regularly scheduled principal payments. The Company was not required to make that payment in January 2009 in order to maintain compliance with other provisions of the debt agreement.
Revolving Promissory Note
The Company has a revolving promissory note with the same lending institution for up to $11,881,250. The Company pays interest on the principal advances monthly at a variable rate equal to the three-month LIBOR rate plus 4% which totaled 5.25% at March 31, 2009. In accordance with an amendment to the loan agreement discussed below, beginning May 15, 2009, the minimum rate of interest on variable rate borrowings under the revolving promissory note will not be less than 5%. Beginning in September 2015, or three months after the repayment of the term note described above, the Company is required to make 10 quarterly installments of $1,188,125, to the extent of the principle balance outstanding, plus accrued

SIOUXLAND ETHANOL, LLC
Notes to Unaudited Condensed Financial Statements
March 31, 2009
interest until December 1, 2017. The Company pays a commitment fee of 0.5% on the unused portion of the revolving promissory note.
The term note, the revolving promissory note and the line of credit described in Note 6 are subject to a common credit agreement containing various financial and non-financial covenants that, among other things, limit cash distributions and capital expenditures, and require minimum debt service coverage, net worth and working capital levels. The lending institution modified the terms of the credit agreement to reduce the minimum working capital requirement from $6,000,000 to $4,000,000 beginning January 31, 2009. However, as of March 31, 2009, the Company was out of compliance with the amended minimum working capital covenant and obtained a waiver from the lending institution of this noncompliance. The lending institution also agreed to further reduce the minimum working capital requirement from $4,000,000 to $2,750,000 effective April 1, 2009. On December 31, 2009 the minimum working capital requirement will increase to $3,500,000 through December 30, 2010, after which the minimum working capital requirement will increase to $5,000,000. For purposes of the credit agreement, working capital is defined as current assets, plus any unused borrowing capacity under the revolving promissory note, less current liabilities. In addition, based on its projections of operating results through March 31, 2010, the Company reasonably anticipated that it would not be in compliance with the debt service coverage ratio and minimum tangible net worth covenants. The lending institution agreed to eliminate the debt coverage ratio requirement for the fiscal year ending September 30, 2009. The tangible net worth requirement was reduced from $36,800,000 to $35,500,000 effective April 1, 2009. On December 31, 2009, the minimum tangible net worth requirement will increase to $36,250,000 through December 30, 2010, after which it will increase to $37,750,000. Capital expenditures during fiscal years 2008 and 2009 are limited to a total of $2,500,000 for the two year period. Thereafter, capital expenditures are limited to $500,000 per year. The amendment also prohibits distribution of earnings without prior written consent of the lender through September 30, 2010.
With the forgoing modifications, the Company anticipates that it will be able to comply with all the covenants in the credit agreement through March 31, 2010, based on its current projection of operating results. However, it is at least reasonably possible that actual results could differ from those projections; which include among other things, management estimates, assumptions, and weighted probabilities for anticipated corn, ethanol, natural gas, and distillers grains prices, cash flows, and production rates and efficiencies. If the Company is not in compliance with its credit agreement covenants, the lending institution may enforce its available remedies against the Company. Among other things, borrowings under the term note, revolving promissory note and the line of credit are secured by a first priority security interest on all of the Company’s business assets. In addition, the lending institution may limit additional advances under the credit agreement in the event it determines there has been an event, occurrence or circumstance that has a material negative effect on the Company’s business operations or prospects.
In connection with the waivers and the amendments to the credit agreement, the interest rate on the variable portion of the Company’s borrowings for the remaining term of the credit agreement was increased from 3% over the three-month LIBOR to 4% over the three-month LIBOR rate, but shall not, in any event, be less than 5%. The amendments to the credit agreement also eliminated the provision that would have lowered the interest rate on the term note and the revolving promissory note to 2.85% above the three-month LIBOR rate after a year end in which the Company’s ratio of net worth to total tangible assets exceeds 60% and the Company was not in default under the terms of the credit agreement.

SIOUXLAND ETHANOL, LLC
Notes to Unaudited Condensed Financial Statements
March 31, 2009
Maturities
The estimated maturities of long-term debt at March 31, 2009, are as follows:

2010	$4,940,038
2011	4,921,157
2012	4,927,500
2013	4,947,500
2014	4,967,500
Thereafter	10,012,355

Total long-term debt	$34,716,050

8. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company has forward fixed price and basis contracts in place for corn purchases of approximately $13,427,000, which under full production, represents approximately 25% and 8% of the Company’s anticipated purchases through September 2009 and 2010, respectively. The Company has forward sales contracts in place for the sale of modified wet distillers grain of approximately $7,722,000 through September 2009, which represents approximately 91% of the Company’s estimated wet distillers grain sales over the period. The Company also has forward sales contracts in place for the sale of dry distillers grain of approximately $571,000 through September 2009, which represents approximately 16% of the Company’s estimated dry distillers grain sales over the period.
Currently, some of the forward corn contract prices are above current market prices for corn. Given declining corn and ethanol prices and the corresponding margins, upon taking delivery under these contracts, the Company would incur a loss. The Company had accrued losses on these purchase commitments of approximately $136,000 at March 31, 2009. Losses on purchase commitments are recorded in the lower of cost or market adjustment on the statement of operations. This amount includes losses of approximately $63,000 and $508,000 for the three and six months ended March 31, 2009. The amount of the loss was determined by applying a methodology similar to that used in the lower of cost or market evaluation with respect to inventory. Given the uncertainty of future corn and ethanol prices, this loss may not be recovered, and further losses on the outstanding purchase commitments could be recorded in future periods.

SIOUXLAND ETHANOL, LLC
Notes to Unaudited Condensed Financial Statements
March 31, 2009
9. RELATED PARTY TRANSACTIONS
Related party transactions during the six months ended March 31, 2009 and 2008, consisted of corn purchases from, and sales of distillers grains to, persons who are significant unit holders and/or directors of the Company. All these transactions were on the same terms and conditions extended to unaffiliated parties. The approximate amounts of such transactions are set forth below for the three and six months ended March 31:

Three Months Ended	2009	2008
Corn purchases	$1,051,000	$773,000
Distillers grain sales	250,000	246,000

Six Months Ended	2009	2008
Corn purchases	$1,803,000	$1,327,000
Distillers grain sales	587,000	436,000
10. SUBSEQUENT EVENT
On May 1, 2009, the Company entered into an Ethanol Product Off-Take Agreement (the “Ethanol Agreement”) with Gavilon LLC (“Gavilon”) and terminated its prior ethanol marketing agreement with Archer Daniels Midland. Under the Ethanol Agreement, Gavilon is obligated to bid on 100% of the Company’s annual production of fuel ethanol up to 60 million gallons per year and the Company is obligated to consider all such bids, subject to the right of the Company to retain up to 600,000 gallons of ethanol per month for sales to third parties. Gavilon will pay all transportation costs associated with the ethanol sold under the Ethanol Agreement. However, to the extent Gavilon maintains a dedicated fleet of railcars to be used to transport ethanol sold by the Company, the Company has agreed to be responsible for the net leasing cost incurred by Gavilon (including in-service freight and mileage equalization costs) for these dedicated railcars. The Company and Gavilon will confer at least annually to determine the number of railcars needed to transport ethanol from the Company’s plant. Gavilon will invoice the Company monthly for such railcar leasing costs.
The Ethanol Agreement has an initial term of one year, but may be extended for up to three additional one-year terms by mutual agreement of the parties. Either party may terminate the Ethanol Agreement without cause at any time upon 90 days written notice. If the Company terminates the Ethanol Agreement without cause, it will remain responsible for any railcar leasing costs incurred by Gavilon through the remainder of the current term of the Ethanol Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
          We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three- and six-month periods ended March 31, 2009. This discussion and analysis should be read in conjunction with the financial statements, notes and the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. Our results of operations for the three and six months ended March 31, 2009 are not necessarily indicative of the results of operations we may experience for the full fiscal year ending September 30, 2009 or any other future period.
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
Overview
          We operate a single dry mill corn-based ethanol plant near Jackson, Nebraska with a stated capacity to produce 50 million gallons of denatured fuel grade ethanol and 160,000 tons of dried distillers grains per year (the “Plant”). Our revenues are derived primarily from the sale of ethanol and distillers grains (“DGs”). We also began the extraction of corn oil in December 2008 and expect to produce approximately 7.5 million pounds of corn oil per year if the Plant is operating at its stated capacity. The Plant was completed and full scale production of ethanol and DGs began in May 2007. We have operated the Plant at substantially full capacity since that time. However, we continually evaluate production levels in light of market conditions and there is no assurance that we will continue to operate the Plant at substantially full capacity in future periods. Due to current market conditions in the ethanol industry, the Company is not currently pursuing its previously announced plans to expand the Plant’s productive capacity from 50 million to 100 million gallons per year.
          We realized negative operating margins and cash flows and a net loss during the first half of fiscal 2009 as a result of falling ethanol prices, comparatively high cost of goods sold, and derivative losses. Our operating results are largely driven by the prices at which we sell ethanol and DGs and the costs related to their production, particularly the prices of corn and natural gas which are the two largest components of our production costs. Ethanol, DGs, corn and natural gas are commodities and their market prices are influenced by supply and demand and a number of other factors over which we have no control. The prices of ethanol, corn and natural gas have been extremely volatile during the past eighteen months and we expect to see continuing fluctuations in these prices during the remainder of fiscal 2009. During the summer of 2008, the prices on the Chicago Board of Trade for ethanol reached a high of $2.95 per gallon, the price of corn reached $7.62 per bushel, and natural gas reached a price of $13.69 per decatherms (“Dth”). Prices of these commodities have fallen significantly from that time. During the six months ended March 31, 2009, the average price at which we sold ethanol was $1.47 per gallon. Our average ethanol sale price fell to $1.38 per gallon during the three months ended March 31, 2009. The decline in ethanol prices significantly reduced our revenues during the first half of fiscal 2009. While we anticipate continued demand for ethanol due to a number of factors discussed in our report on Form 10-K, the downturn in the U.S. economy has reduced the demand for motor fuels generally. This has resulted in a significant decline in the price of unleaded gasoline in U.S. markets and lower ethanol prices. Lower ethanol prices may continue in the near-term, and we expect to see continuing fluctuations in ethanol prices into the future.
          The negative effect of lower ethanol revenues on our gross profits have been lessened by the reduction in corn and natural gas prices since the summer of 2008. The average closing market price of corn for the lead month futures on the Chicago Board of Trade during the three and six months ended March 31, 2009 was $3.76 and $3.80, respectively. However, our average price of corn during these periods was $3.81 and $4.28 per bushel as a result of corn that we acquired under forward purchase contracts. As part of our corn procurement strategy, we enter into forward price purchase contracts with local farmers and elevators to help ensure an adequate supply of corn to operate the Plant. These contracts allow us to purchase corn at its then market price but provide for actual delivery of a majority of the contracted corn from three to nine months in the future. As a result of entering into forward contracts while corn prices were higher earlier in 2008, we were obligated to purchase corn at prices that exceeded market prices of corn at the time of delivery to the Plant during the first half of fiscal 2009. We use futures and option contracts to mitigate our exposure to movements in corn and natural gas prices, but there is no assurance that these hedging strategies are, or will be, effective. The decline in corn and natural gas prices also decreased the market value of existing corn and gas hedge contracts we own. Because none of our hedging contracts were designated as cash flow or fair value hedges, declines in the market value of these contracts were recognized as losses in our results of operations. Accordingly, we recorded losses of approximately $6.5 million in our hedging contracts as additional costs of goods sold during the six months ended March 31, 2009. However, $5.7 million of these losses occurred during the first quarter of fiscal 2009 with a majority of those losses attributable to our corn hedging contracts.
     We continue to take steps to reduce our exposure to negative margins including but not limited to reducing overhead expenses, taking various measures to maximize production efficiencies, and making adjustments in our hedging and risk management strategies. In addition, we recently engaged an outside consultant to assist us in assessing our risk management strategies. Effective May 1, 2009, we terminated our ethanol marketing agreement with Archer Daniels Midland (“ADM”) and entered into a new ethanol marketing agreement with Gavilon, LLC. The new ethanol marketing agreement is expected to provide management with more transparent ethanol pricing information, better control over operating margins and an improved ability to market our ethanol, including selling to local markets. By the end of our second quarter of fiscal 2009, we have used a majority of the higher priced corn that we contracted in 2008. This, in conjunction with other steps mentioned above, has substantially reduced our negative gross margins in the second quarter of fiscal 2009 compared to the first quarter of fiscal 2009. Although, we still realized a net loss during the quarter ended March 31, 2009 and a decline in working capital; these declines were substantially less than in the previous quarter.
Results of Operations
     Comparison of the three month periods ended March 31, 2009 and 2008. The following table shows the results of our operations for the three months ended March 31, 2009 and 2008.

	Three Months Ended		Three Months Ended
	March 31, 2009		March 31, 2008
	(Unaudited)		(Unaudited)
		% of		% of
Statement of Operations Data	Amount	Revenues	Amount	Revenues
Revenues	$20,540,463	100.0%	$32,625,878	100.0%
Cost of Goods Sold	20,783,551	101.2%	22,065,228	67.6%

Gross Profit (Loss)	(243,088)	(1.2)%	10,560,650	32.4%
SG&A Expenses	435,283	2.1%	438,068	1.4%

Operating Income (loss)	(678,371)	(3.3)%	10,122,582	31.0%
Other Expense, net	(201,722)	(1.0)%	(547,638)	(1.7)%

Net Income (loss)	$(880,093)	(4.3)%	$9,574,944	29.3%

Revenues. During the three months ended March 31, 2009, we sold approximately 11.1 million gallons of ethanol for approximately $15.3 million comprising 74.4% of our total revenues and approximately 37,000 dry equivalent tons of distillers grains (“DGs”) for approximately $5.0 million comprising 24.3% of our total revenues. We also sold approximately 416,000 pounds of corn oil for approximately $65,000 comprising 0.3% of our total revenues. During the three months ended March 31, 2008, we sold approximately 14.3 million gallons of ethanol for approximately $27.9 million comprising 85.6% of our total revenues and approximately 42,000 dry equivalent tons of DGs for approximately $4.5 million comprising 13.7% of our total revenues. No corn oil was produced at the Plant during the three months ended March 31, 2008. The 37.0% decrease in overall revenues for the three months ended March 31, 2009 as compared to the same period in the previous fiscal year was due primarily to a 45.3% decrease in our ethanol revenues. The decrease in ethanol revenues was due to a 22.4% decrease in gallons sold, in conjunction with a 29.4% decrease in the average sale price per gallon of ethanol. The decrease in gallon sold was a result of reduced production rates in an effort to maximize production efficiencies due to limited grind margins. The average price per gallon of ethanol sold had fallen from $1.95 during the second quarter of fiscal 2008, to $1.38 during the second quarter of fiscal 2009. All sales of ethanol during both periods were made pursuant to the terms of the ADM ethanol marketing agreement.
     On May 1, 2009, the Company entered into an Ethanol Agreement with Gavilon and terminated it prior ethanol marketing agreement with ADM. Under the Ethanol Agreement, Gavilon is obligated to bid on 100% of the Company’s annual production of fuel ethanol up to 60 million gallons per year and the Company is obligated to consider all such bids, subject to the right of the Company to retain up to 600,000 gallons of ethanol per month for sales to third parties. This new marketing agreement allows management to better match purchases of corn and natural gas (our two largest inputs) with sales of ethanol and distillers grains. This information allows us to better manage our grind margins and reduces our price risk exposure. It also gives management more marketing opportunities, including the ability to sell our ethanol locally, which we were not able to do under our prior ethanol marketing agreement.
     The decrease in ethanol revenue was partially offset by a 11.2% increase in revenues from the sale of DGs. Although there was a decrease in dry equivalent tons of DGs sold in second quarter of fiscal 2009 compared to the second quarter of fiscal 2008, a 27.0% increase in the average price per dry equivalent ton received for DGs during the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008, resulted in the overall increase in DGs revenue. Modified wet DGs are sold to customers in the local market under contracted or current market prices and represented approximately 66.5% of DGs sales. Dry DGs are sold to local customers or to Cenex Harvest States under a marketing agreement. We use forward contracts to lock in a portion of the anticipated sales of distillers grains.
     Cost of Goods Sold. Our cost of goods sold include, among other things, the cost of corn and natural gas, processing ingredients, electricity, salaries and benefits of production personnel, Plant maintenance expense and depreciation expense. In addition, gains or losses on derivative instruments that we use to hedge the price of corn and natural gas and changes to the carrying value of our inventories affect our costs of goods sold. Although we produced and sold less ethanol and DGs during the quarter ended March 31, 2009, than we did during the quarter ended March 31, 2008, our costs of goods sold only decreased by approximately $1.3 million. However as a percentage of sales, our cost of goods sold increased 33.6% primarily a result of the 45.3% decrease in our ethanol revenues. Due to the low prices of ethanol and comparatively high input costs, our cost of goods sold exceeded our total revenues during the second quarter of fiscal 2009 resulting in a negative gross margin of approximately $243,000 as compared to a gross profit of approximately $10.6 million during the second quarter of fiscal 2008.
     The total cost of corn used during the second quarter of fiscal 2009 decreased approximately $7.1 million which was 32.0% less than in the same quarter of the previous year. This was a result of a 13.7% decrease in the price per bushel paid for corn in conjunction with a 21.1% reduction in our usage of corn. During the second quarter of fiscal 2009, including the net effects of lower of cost or market adjustments to corn, our average cost was $3.69 per bushel of corn compared to $4.42 per bushel of corn during the second quarter of the prior fiscal year.
     Similarly, the average price of natural gas used at the Plant during the second quarter of fiscal 2009 was 39.4% less than during the second quarter of fiscal 2008. In addition, we supplement our natural gas requirements with methane generated at a landfill located near the Plant. During the quarter ended March 31, 2009, we purchased approximately 27,000 Dths of methane gas from the landfill, which represented approximately 8.3% of our gas usage for the quarter, at an average purchase price of $4.75 per Dth. This compared to an average purchase price of $5.10 per Dth for natural gas purchased in the same period.
     However, we incurred losses of approximately $780,000 from corn derivative instruments during the second quarter of fiscal 2009 compared to approximately $7.7 million in gains during the second quarter of fiscal 2008. This resulted in additional costs of approximately $8.4 million in our cost of goods sold during the second quarter of fiscal 2009 as compare to the second quarter of fiscal 2008. The losses on these corn derivative instruments were primarily a result of corn prices falling since the dates we entered into these contracts. During the quarters ended March 31, 2009 and 2008, respectively, none of our derivative contracts were designated as cash flow or fair value hedges. As a result, changes to the market value of these contracts were recognized during the quarter as an increase or decrease to our costs of goods sold. In addition, cost of goods sold for the second quarter of fiscal 2009, as compared to the second quarter of fiscal 2008, increased as a result of the recognition of lower of cost or market adjustments totaling approximately $207,000 related to inventory and accrued losses on forward corn price purchase contracts, as a result of a determination that the market value of the inventory and of these contracts were less than their cost basis. This was a decrease from the lower of cost or market adjustment of $871,000 recorded in the first quarter of fiscal 2009, primarily due to the reduced number of bushels of corn purchased under forward corn contracts above current market prices.
     We use futures and option contracts to help mitigate our exposure to movements in corn and natural gas prices; but there is no assurance that these hedging strategies will be effective. As market conditions change, gains or losses may occur from derivatives in place as of March 31, 2009, and will have an effect on subsequent periods. In addition, gains or losses on derivative instruments do not necessarily coincide with the related corn or natural gas purchases. This may cause substantial fluctuations in cost of goods sold from period to period. While we do not use hedge accounting to match gains or losses on derivative instruments, we believe the derivative instruments provide an economic hedge.
     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses included salaries and benefits of administrative employees, insurance, professional fees and other general administrative costs. These expenses generally do not vary with the level of production at the Plant. While we saw a slight decrease in our SG&A expenses from period to period, the percentage of revenues increased to 2.1% for the quarter ending March 31, 2009 compared to 1.4% the quarter ended March 31, 2008, primarily due to a decrease in revenues from ethanol sales.
     Other Income (Expense). Other expense consists primarily of interest expense on our borrowings of approximately $590,000 and $782,000 during the three months ended March 31, 2009 and 2008, respectively. Interest expense consisted primarily of interest payments on our credit facilities with Farm Credit Services of America, FLCA (“Farm Credit”) described below. Interest expense also included interest payments on our Tax Increment Revenue Bonds and on a note used to finance certain equipment. Overall our interest costs have declined due to lower average interest rates on that portion of our borrowings that bear interest at variable rates and lower debt balances during the second quarter of fiscal 2009 as compared to the same quarter of fiscal 2008. Other expenses were partially offset with patronage dividends earned from our lenders totaling approximately $321,000 and $206,000, for the quarters ending March 31, 2009 and 2008, respectively.

     Comparison of the six-month periods ended March 31, 2009 and 2008. The following table shows the results of our operations for the six months ended March 31, 2009 and 2008.

	Six Months Ended		Six Months Ended
	March 31, 2009		March 31, 2008
	(Unaudited)		(Unaudited)
		% of		% of
Statement of Operations Data	Amount	Revenues	Amount	Revenues
Revenues	$44,997,317	100.0%	$59,631,939	100.0%
Cost of Goods Sold	53,900,829	119.8%	41,204,002	69.1%

Gross Profit (Loss)	(8,903,512)	(19.8)%	18,427,937	30.9%
SG&A Expenses	843,602	1.9%	942,667	1.6%

Operating Income (loss)	(9,747,114)	(21.7)%	17,485,270	29.3%
Other Expense, net	(783,792)	(1.7)%	(1,534,483)	(2.5)%

Net Income (loss)	$(10,530,906)	(23.4)%	$15,950,787	26.8%

     Revenues. During the six months ended March 31, 2009, we sold approximately 23.3 million gallons of ethanol for approximately $34.3 million comprising 76.2% of our total revenues, and approximately 73,000 dry equivalent tons of DGs for approximately $10.1 million comprising 22.4% of our total revenues. We also sold approximately 455,000 pounds of corn oil for approximately $69,800 comprising 0.2% of our total revenues. During the six months ended March 31, 2008, we sold approximately 27.2 million gallons of ethanol for approximately $50.2 million comprising 84.2% of our total revenues and approximately 87,000 dry equivalent tons of DGs sales for approximately $9.0 million comprising 15.0% of our total revenues. No corn oil was produced at the Plant during the six months ended March 31, 2008. The 24.5 % decrease in revenues for the six months ended March 31, 2009 as compared to the same period in the previous year was due primarily to a 31.7% decrease in our ethanol revenues. The decrease in ethanol revenues was due to a slow down in production rates resulting in a 14.4% decrease in gallons of ethanol sold in conjunction with a 20.2% decrease in the average sale price per gallon. The average price per gallon of ethanol sold had fallen from $1.85 during the first six months of fiscal 2008, to $1.47 during the first six months of fiscal 2009. All sales of ethanol during both periods were made pursuant to the terms of the ADM ethanol marketing agreement
     The decrease in ethanol revenue was partially offset by a 12.6% increase in revenues from the sale of DGs. Although there was a decrease in tons of DGs sold in the first six months of fiscal 2009 compared to the first six months of fiscal 2008, a 34.0% increase in the average price per ton received for DGs during the first six months of fiscal 2009 compared to the first six months of fiscal 2008, resulted in the overall increase in DGs revenue. Modified wet DGs sales represented approximately 70.3% of our overall DGs sales.
     Cost of Goods Sold. Although we produced and sold less ethanol and DGs during the six months ended March 31, 2009, than we did during the six months ended March 31, 2008, our costs of goods sold increased by $12.7 million or 30.8% during the six months ended March 31, 2009, compared with the six months ended March 31, 2008. This was primarily the result of a $17.7 million change in the amount of derivative gains and losses (discussed below), which increased the cost of goods sold from period to period; offset by an approximate $4.2 million decrease in the cost of corn used and an approximate $1.4 million decrease in the cost of natural gas. As a percentage of sales, our cost of goods sold increased 50.7% during the first half of fiscal 2009 compared to the first half of fiscal 2008. This was a result of the increase in the cost of goods sold in conjunction with a 31.7% decrease in our ethanol revenues from period to period. Our cost of goods sold exceeded our total revenues during the first six months of fiscal

2009 resulting in a negative gross margin of $8.9 million compared to a gross profit of $18.4 million during the first six months of fiscal 2008.
     The increase in cost of goods sold during the first six months of fiscal 2009 resulted primarily from hedging losses during the period. We incurred losses of approximately $6.4 million from corn derivative instruments during the first six months of fiscal 2009 compared to approximately $11.3 million in gains during the first six months of fiscal 2008. This resulted in an additional approximate $17.7 million increase in our cost of goods sold during the first half of fiscal 2009 compare to the first half of fiscal 2008. The losses on these corn derivative instruments were primarily a result of corn prices falling since the dates we entered into these contracts. As of March 31, 2009 and 2008, respectively, none of our derivative contracts were designated as cash flow or fair value hedges. As a result, changes to the market value of these contracts were recognized during the respective six month periods as a decrease or increase to our costs of goods sold.
     During the first six months of fiscal 2009, including the net effects of lower of cost or market adjustments to corn, our average cost of corn was $4.08 per bushel, compared to $4.00 per bushel of corn during the first six months of fiscal 2008. This small increase in the net per bushel price of corn, offset with a 12.3% decrease in the usage of corn, resulted in a net decrease of approximately $4.2 million in our cost of corn as compared to the first six months of fiscal 2008.
     The average price of natural gas used at the Plant during the first six months of fiscal 2009 was 24.9% less than during the first six months of fiscal 2008. In addition, we supplement our natural gas requirements with methane generated at a landfill located near the Plant. During the six months ended March 31, 2009, we purchased approximately 55,000 Dths of methane gas from the landfill, which represented approximately 8.5% of our gas usage for the period, at an average purchase price of $4.75 per Dth. This compared to an average purchase price of $5.92 per Dth for natural gas purchased in the same period.
     Selling, General and Administrative Expenses. SG&A expenses decreased approximately $99,000 during the six months ended March 31, 2009 compared to the six months ended March 31, 2008. SG&A expenses increased to 1.9% of total revenues for the six months ending March 31, 2009 compared to 1.6% for the six months ended March 31, 2008, primarily due to a decrease in revenues from ethanol sales.
     Other Income (Expense). Other expense consists primarily of interest expense on our borrowings of approximately $1.2 million and $1.8 million during the six months ended March 31, 2009 and 2008, respectively. Interest expense consisted primarily of interest payments on our credit facilities with Farm Credit described below. Interest expense also included interest payments on our Tax Increment Revenue Bonds and on a note used to finance certain equipment. Overall our interest costs have declined due to lower average interest rates on that portion of our borrowings that bear interest at variable rates and to lower debt balances during the first six months of fiscal 2009 as compared to the first six months of fiscal 2008. Other expenses were partially offset with patronage dividends earned from our lenders totaling approximately $323,000 and $206,000 for the six months ended March 31, 2009 and 2008, respectively.
Liquidity and Capital Resources
     As of March 31, 2009, current assets (excluding restricted cash) total approximately $6.7 million. Current liabilities at March 31, 2009 totaled approximately $10.9 million and included approximately $4.9 million of long-term debt obligations due within 12 months.
     Our principal uses of cash are to pay operating expenses of the Plant and to make debt service payments on our long-term debt described below. Our principal sources of cash are revenues from the sale of ethanol, DGs and corn oil and available borrowing capacity under our Credit Facility with Farm

Credit Services of America FLCA (the “Credit Facility”). While our loan agreement is with Farm Credit, they have participated out portions of our loan to other lending institutions. The Credit Facility provides for:
     (i) a term credit facility of $35,643,750 which we are obligated to repay in quarterly installments of $1,188,125 plus accrued interest with the final installment due in March 2015, subject to a requirement to make special principal payments out of excess cash flow in certain cases (the “Term Note”);
     (ii) a revolving credit facility under which we may borrow up to $11,881,250 on a revolving basis as required to meet our working capital needs which we are obligated to repay in quarterly installments of $1,188,125, to the extent of the principal balance outstanding, beginning September 2015, or three months after the repayment of the Term Note described above (the “Revolving Promissory Note”); and
     (iii) a line of credit for up to $3,500,000 which we use primarily for grain hedging (the “Line of Credit”) through June 2009
     As of March 31, 2009, the remaining principal on the Term Note was approximately $26.0 million. No quarterly installment on the Term Note was required during the second quarter of fiscal 2009 because it was prepaid as of September 30, 2008. We did not make an annual “excess cash flow” payment of principal under the Term Note in January 2009 in order to maintain compliance with loan covenants.
     We borrowed approximately a net $4.6 million under our Revolving Promissory Note and a net $1.1 million under our Line of Credit during the first six months of fiscal 2009 in order to meet our working capital needs. The daily average borrowing under the Revolving Promissory Note during the quarter ended March 31, 2009 was approximately $4.0 million and the outstanding balance at March 31, 2009 was approximately $4.6 million. As a result, we had approximately $7.2 million in available credit under the Revolving Promissory Note at March 31, 2009. However, as discussed below, our ability to obtain additional advances on the Revolving Promissory Note may be limited by the lenders under certain circumstances.
     The daily average borrowing under the Line of Credit during the quarter ended March 31, 2009 was approximately $1.8 million and the outstanding balance at March 31, 2009 was $1.8 million. The amount available to us under the Line of Credit is reduced by the amount of three standby letters of credit totaling approximately $1.7 million as of March 31, 2009. Accordingly, we had no further available credit under the Line of Credit at March 31, 2009.
     Except for amounts on the Term Loan which we have elected to convert to fixed rates of interest, we pay interest on funds borrowed under the Credit Facility at a variable annual rate equal to 4.0% above the three-month LIBOR rate (but in no event less than 5.0% per annum). The interest rate is reset on a monthly basis and there is no limit on the amount of the change in the interest rate. The average variable interest rate on the Credit Facility during the quarter ended March 31, 2009, was 4.89%.
     The Credit Facility provides that from time to time we may elect to convert up to 75% of the outstanding borrowings under the Term Note from the variable rate interest described above to a fixed rate of interest quoted by Farm Credit at the time of any such election. Each such election will be for a specific amount of loan principal for a specified period of time, and subject to other terms and restrictions. On April 17, 2008, we elected to convert $3.5 million of borrowings under the Term Note to a fixed interest rate of 6.12% for a period ending April 17, 2011. On April 18, 2008, we elected to convert $4.0 million of borrowings under the Term Note to a fixed interest rate of 5.97% for a period ending April 18, 2010. On April 21, 2008, we elected to convert increments of $5.5 million and $4.5 million of borrowings under the Term Note to a fixed interest rate of 5.65% for a period ending April 21, 2009, and 6.69% for a period ending April 21, 2012, respectively. On April 21, 2009, a total of $5.5 million of our borrowings converted back to variable rate debt.
     The Term Note, Revolving Promissory Note and Line of Credit are subject to protective covenants requiring us to maintain various financial covenants, ratios and tangible net worth. They also limit our annual capital expenditures and membership distributions. The lending institutions modified the terms of the credit agreement to reduce the minimum working capital requirement from $6,000,000 to $4,000,000 beginning January 31, 2009. However, as of March 31, 2009, the Company was out of compliance with the amended minimum working capital covenant and obtained a waiver from the lending institutions of this noncompliance. The lending institutions also agreed to further reduce the minimum working capital requirement from $4,000,000 to $2,750,000 effective April 1, 2009. On December 31, 2009, the minimum working capital requirement will increase to $3,500,000 through December 30, 2010, after which the minimum working capital requirement will increase to $5,000,000. For purposes of the credit agreement, working capital is defined as current assets, plus any unused borrowing capacity under the revolving promissory note, less current liabilities. In addition, based on its projections of operating results through March 31, 2010, the Company reasonably anticipated that it would not be in compliance with the debt service coverage ratio and minimum tangible net worth covenants. The lending institutions agreed to eliminate the debt coverage ratio requirement for the fiscal year ending September 30, 2009. The tangible net worth requirement was reduced from $36,800,000 to $35,500,000 effective April 1, 2009. On December 31, 2009, the minimum tangible net worth requirement will increase to $36,250,000 through December 30, 2010, after which it will increase to $37,750,000. Capital expenditures during fiscal years 2008 and 2009 are limited to a total of $2,500,000 for the two year period. Thereafter, capital expenditures are limited to $500,000 per year. The amendment also prohibits distribution of earnings without prior written consent of the lender through September 30, 2010.
     With the forgoing modifications, the Company anticipates that it will be able to comply with all the covenants in the Credit Facility through March 31, 2010, based on its current projection of operating results. However, it is at least reasonably possible that actual results could differ from those projections; which include among other things, management estimates, assumptions, and weighted probabilities for anticipated corn, ethanol, natural gas, and distillers grains prices, cash flows, and production rates and efficiencies. If the Company is not in compliance with its credit agreement covenants, the lending institution may enforce its available remedies against the Company under the Credit Facility. Among other things, borrowings under the term note, revolving promissory note and the line of credit are secured by a first priority security interest on all of the Company’s business assets.
     In connection with the waivers and the amendments to the credit agreement, the interest rate on the variable portion of the Company’s borrowings for the remaining term of the credit agreement was increased from 3% over the three-month LIBOR to 4% over the three-month LIBOR rate, but shall not, in any event, be less than 5% per annum. The amendments to the credit agreement also eliminated the provision that would have lowered the interest rate on the Term Note and the Revolving Promissory Note to 2.85% above the three-month LIBOR rate after a year end in which the Company’s ratio of net worth to total tangible assets exceeds 60% and the Company is not in default under the terms of the Credit Facility. The amendments to the interest rate provisions will result in the Company paying more interest on its variable rate borrowings under the Credit Facility.
     The Company is facing liquidity issues due to the operating losses that we incurred during the fourth quarter of fiscal 2008 and the first six months of fiscal 2009. Management has taken, and continues to take, steps to control operating costs and increase revenues. We expect that our anticipated operating margins generated from the sale of ethanol, DGs and corn oil, and our available borrowing capacity under our Credit Facility will be sufficient to meet our working capital needs and operating expenses through March 31, 2010. However, there is no assurance that the funds available to us will be sufficient to cover our anticipated capital needs and operating expenses, particularly if low prices for ethanol and high operating costs, including specifically the cost of corn, continue to result in negative operating margins at current levels or below for an extended period. In addition, the lending institution may limit additional advances to us under our Credit Facility in the event it determines there has been an event, occurrence or circumstance that has a material negative effect on our business operations or prospects. In that case, we may not be able to meet our working capital needs even though we remain in compliance with the covenants under the Credit Facility unless we were able to raise additional debt or equity capital. Furthermore, if we are unable to maintain compliance with loan covenants under the Credit Facility, the lending institution may require immediate payment of the outstanding balances of these loans and exercise other remedies available to it. There is no assurance that we could raise additional equity or debt financing if needed to meet our working capital needs or to repay borrowings under the Credit Facility in the event of a default. If we did raise additional equity capital or debt financing, it could result in dilution to the existing holders of our membership units.
Application of Critical Accounting Estimates
     Management uses various estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Accounting estimates that are the most important to the presentation of our results of operations and financial condition, and which require the greatest use of judgment by management, are designated as our critical accounting estimates. We have described these critical accounting estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change. However, there were no changes in the Company’s critical accounting estimates during the six months ended March 31, 2009.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.
Item 4T. Controls and Procedures
     Our management, including our President and Chief Executive Officer (the principal executive officer), Charles Hofland, along with our Treasurer and Chief Financial Officer (the principal financial officer), Mark Rolfes, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of March 31, 2009. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.
     There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     The annual meeting of members was held on March 24, 2009. At the annual meeting, members voted to:
(i)	elect three Group I directors to serve for a three-year term; and

(ii)	ratify the appointment of Boulay, Heutmaker, Zibell & Co. P.L.L.P. as the Company’s independent auditors for the fiscal year ending September 30, 2009.
     There were 3,789 membership units entitled to vote at the meeting, of which 1,736 (45.8%) were represented at the meeting. A quorum at a meeting of the Company’s requires that not less than 25% of the units entitled to vote be in attendance, in person or by proxy, at the meeting.
     The voting results were as follows:
     Election of Group I Directors

Name	For	Authority Withheld
John Kingsbury	1,690	46
Doug Garwood	1,690	46
Mark Condon	1,663	73

Ratification of Auditors	For	Against	Abstained
	1,571	37	128
     As a result, each nominee for director was elected to the Board of Directors for a three-year term ending in 2012 and the appointment of Boulay, Heutmaker, Zibell & Co. P.L.L.P. as the Company’s independent auditors for the fiscal year ending September 30, 2009 was duly ratified by the members.

Item 5. Other Information
     The following additional information is being reported under this Item 5 of Part II of this Report on Form 10-Q in lieu of under Item 1.01 “Entry Into a Material Definitive Agreement” and Item 2.03 “Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant” of Form 8-K.
     On May 15, 2009, we entered into a Ninth Amendment to Credit Agreement (the “Credit Agreement Amendment”) which amends the Credit Agreement we entered into on May 4, 2006 with Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA, as previously amended on October 27, 2006, May 15, 2007, September 25, 2007, April 11, 2008, June 30, 2008, January 30, 2009, February 13, 2009 and April 13, 2009 (the “Credit Agreement”). The Credit Agreement Amendment provides that the variable interest rate we pay on outstanding balances under the Credit Agreement will remain at the three-month LIBOR rate plus 4.00%, but now provides that in no event will the variable rate be less than 5.00% per annum. In addition, the Credit Agreement Amendment eliminates the provision of the Credit Agreement under which the variable rate would be reduced to the three-month LIBOR rate plus 2.85% for any year as long as the ratio of our net worth to total tangible assets as of the end of the previous year was equal to at least 60% and we are not in default under the terms of the Credit Agreement. As a result, future interest expense we incur under the Credit Agreement may be greater than they would have been without these amendments.
     The Credit Agreement Amendment also changes three financial covenants contained in the Credit Agreement. The first change to the covenants was a reduction to the amount of working capital we are required to maintain from $4,000,000 to $2,750,000 beginning April 30, 2009. The minimum working capital requirement will increase to $3,500,000 on December 31, 2009 and will increase to $5,000,000 on December 31, 2010. For purposes of the Credit Agreement, working capital is defined as our current assets, plus any unused borrowing capacity under the revolving line of credit component of the Credit Agreement, less our current liabilities. The second change to the financial covenants was the reduction in the tangible net worth requirement beginning April 30, 2009 from $36,800,000 to $35,500,000. The tangible net worth requirement will increase to $36,250,000 on December 31, 2009 and increase to $37,750,000 on December 31, 2010. Prior to the Credit Agreement Amendment, the tangible net worth requirement would have increased to $38,300,000 on September 30, 2009. Tangible net worth is defined as our total assets minus total liabilities. The final change to the financial covenants was to increase the total amount of capital expenditures we can make during the two year period consisting of fiscal 2008 and 2009 from $2,000,000 to $2,500,000.
     The Credit Agreement Amendment also requires us to provide the lenders with a monthly report of all open commodity positions that we maintain. In addition, the Credit Agreement Amendment prohibits us from making cash distributions of any nature to our members, including redemptions of member interests or cash distribution for the payment of estimated income tax liabilities, until the end of our fiscal 2010 without the consent of the lenders.
     The remainder of the material terms of the Credit Agreement remain in effect and were not affected by the Credit Agreement Amendment. We paid a fee of $30,000 to the lenders in connection with the Credit Agreement Amendment.

Item 6. Exhibits
The following exhibits are included in this report:

Exhibit No.	Exhibit

3.1	Articles of Organization of Siouxland Ethanol, LLC. Filed as Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (Commission File No. 333-123473) and incorporated by reference herein.

3.2	Amended and Restated Operating Agreement of Siouxland Ethanol, LLC. Filed as Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (Commission File No. 333-123473) and incorporated by reference herein.

4.1	Form of Membership Certificate. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 (Commission File No. 333-123473) and incorporated by reference herein.

10.1	Sixth Amendment to Credit Agreement, made and entered into effective January 30, 2009, by and between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 2, 2009 (Commission File No. 000-52420) and incorporated by reference herein.

10.2	Seventh Amendment to Credit Agreement, made and entered into effective February 19, 2009, by and between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed February 23, 2009 (Commission File No. 000-52420) and incorporated by reference herein.

10.3	Ethanol Product Off-Take Agreement, dated May 1, 2009, by and between the Company and Gavilon, LLC*

10.4	Ninth Amendment to Credit Agreement, made and entered into effective May 15, 2009, by and between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA.

31.1	Certification of Principal Executive Officer pursuant to 17 CFR 240.13a-14(a).

31.2	Certification of Principal Financial Officer pursuant to 17 CFR 240.13a-14(a).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350.

*	Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text. This Exhibit has been filed separately with the Secretary of the Commission with the redacted text pursuant to the Company’s Application Requesting Confidential Treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIOUXLAND ETHANOL, LLC

Date: May 20, 2009	/s/ Charles Hofland

Charles Hofland
President and Chief Executive Officer (Principal Executive Officer)

Date: May 20, 2009	/s/ Mark Rolfes

Mark Rolfes
Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)