Form 10-Q
period 2009-06-30
Siouxland Ethanol, LLC
filed 2009-08-14
CIK 1320050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes   ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes   ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not mark if Smaller Reporting Company)	Smaller Reporting Company ☑
As of August 14, 2009, there were 3,789 membership units outstanding.

SIOUXLAND ETHANOL, LLC
Condensed Balance Sheets

	June 30,	September 30,
	2009	2008
	(Unaudited)
ASSETS
Current Assets
Cash and equivalents	$—	$4,130,632
Restricted cash	104,317	4,430,581
Accounts receivable	2,788,327	3,432,770
Inventory	4,023,514	4,097,906
Derivative instruments	315,773	—
Prepaid expenses	509,285	210,576

Total current assets	7,741,216	16,302,465

Property and Equipment
Land and land improvements	9,740,984	9,740,984
Buildings	8,508,565	8,500,470
Office equipment and furnishings	224,004	223,079
Plant equipment and machinery	61,402,176	59,945,892
Construction in progress	—	603,338

	79,875,729	79,013,763
Less accumulated depreciation	(11,434,893)	(7,436,643)

Net property and equipment	68,440,836	71,577,120

Other Assets
Restricted cash	403,000	404,807
Construction deposit	500,000	500,000
Debt issuance costs, net of amortization	341,812	394,646
Other	455,280	312,112

Total other assets	1,700,092	1,611,565

Total Assets	$77,882,144	$89,491,150

LIABILITIES AND EQUITY

Current Liabilities
Line of credit	$1,816,114	$703,034
Current maturities of long-term debt	4,943,215	4,992,970
Checks written in excess of bank balance	510,424	—
Accounts payable	1,933,428	3,368,785
Accrued expenses	1,063,833	2,860,884
Derivative instruments	—	3,747,589
Construction payable	122,610	271,836

Total current liabilities	10,389,624	15,945,098

Long-Term Debt, net of current maturities	29,184,230	25,113,869

Other Long-Term Liabilities	266,868	281,694

Commitments and Contingencies

Members’ Equity, 3,789 units issued and outstanding	38,041,422	48,150,489

Total Liabilities and Members’ Equity	$77,882,144	$89,491,150

Notes to Unaudited Condensed Financial Statements are an integral part of these Statements.

SIOUXLAND ETHANOL, LLC
Condensed Statements of Operations

	Three months ended	Three months ended
	June 30,	June 30,
	2009	2008
	(Unaudited)	(Unaudited)

Revenues	$22,880,100	$34,257,388

Cost of Goods Sold	21,309,140	22,238,275
Lower of Cost or Market Adjustment	109,022	—

Gross Profit	1,461,938	12,019,113

Selling, General, and Administrative Expenses	408,823	420,391

Operating Income	1,053,115	11,598,722

Other Income (Expense)
Interest income	1,130	20,258
Interest expense	(637,815)	(652,719)
Other income	5,409	2,500

Total other expense, net	(631,276)	(629,961)

Net Income	$421,839	$10,968,761

Weighted Average Units Outstanding — Basic and Diluted	3,789	3,789

Net Income Per Unit — Basic and Diluted	$111.33	$2,894.90

Distributions Per Unit — Basic and Diluted	$—	$—

Notes to Unaudited Condensed Financial Statements are an integral part of these Statements.

SIOUXLAND ETHANOL, LLC
Condensed Statements of Operations

	Nine months ended	Nine months ended
	June 30,	June 30,
	2009	2008
	(Unaudited)	(Unaudited)

Revenues	$67,877,417	$93,889,327

Cost of Goods Sold	74,131,266	63,442,277
Lower of Cost or Market Adjustment	1,187,725	—

Gross Profit (Loss)	(7,441,574)	30,447,050

Selling, General, and Administrative Expenses	1,252,425	1,363,058

Operating Income (Loss)	(8,693,999)	29,083,992

Other Income (Expense)
Interest income	15,947	58,033
Interest expense	(1,820,346)	(2,439,843)
Other income	389,331	217,366

Total other expense, net	(1,415,068)	(2,164,444)

Net Income (Loss)	$(10,109,067)	$26,919,548

Weighted Average Units Outstanding — Basic and Diluted	3,789	3,789

Net Income (Loss) Per Unit — Basic and Diluted	$(2,668.00)	$7,104.66

Distributions Per Unit — Basic and Diluted	$—	$—

Notes to Unaudited Condensed Financial Statements are an integral part of these Statements.

SIOUXLAND ETHANOL, LLC
Condensed Statements of Cash Flows

	Nine months ended	Nine months ended
	June 30,	June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$(10,109,067)	$26,919,548
Adjustments to reconcile net income (loss) to net cash from (used in) operations:
Depreciation and amortization	4,051,084	4,063,627
Change in fair value of derivative instruments	(407,954)	(1,899,181)
Loss on lower of cost or market adjustment	1,187,725	—
Income earned on restricted cash and investments	(2,138)	(19,022)
Other	(143,168)	—
Change in assets and liabilities:
Restricted cash	4,192,237	(907,387)
Accounts receivable	644,443	(94,388)
Inventory	(1,113,333)	(3,411,779)
Derivative instruments	(3,655,408)	(1,333,291)
Deposits and prepaid expenses	(298,709)	1,163,489
Accounts payable	(1,435,357)	(55,855)
Accrued expenses and other liabilities	(1,811,877)	(51,464)

Net cash from (used in) operating activities	(8,901,522)	24,374,297

Cash Flows from Investing Activities
Capital expenditures	(1,011,192)	(775,383)

Net cash used in investing activities	(1,011,192)	(775,383)

Cash Flows from Financing Activities
Proceeds from line of credit	2,467,161	771,000
Payments on line of credit	(1,354,081)	(771,000)
Checks written in excess of bank balance	510,424	—
Proceeds from revolving term note	6,127,920	1,000,000
Payments on revolving term note	(813,065)	(7,353,691)
Payments on long-term debt	(1,294,249)	(6,099,312)
Net withdrawals from restricted cash	137,972	183,548

Net cash from (used in) financing activities	5,782,082	(12,269,455)

Net Decrease in Cash and Equivalents	(4,130,632)	11,329,459

Cash and Equivalents — Beginning of Period	4,130,632	5,924,234

Cash and Equivalents — End of Period	$—	$17,253,693

Supplemental Cash Flow Information
Cash paid during the period for interest expensed	$1,746,561	$2,129,583

Supplemental Disclosure of Noncash Investing and Financing Activities
Capital expenditures in construction payable	$122,610	$—

Notes to Unaudited Condensed Financial Statements are an integral part of these Statements.

SIOUXLAND ETHANOL, LLC
Notes to Unaudited Condensed Financial Statements
June 30, 2009
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
June 30, 2009
Fair Value of Financial Instruments
The carrying values of cash and equivalents and restricted cash approximate their fair value. Derivative instruments and investments approximate their fair value based on quoted prices in active exchange-traded or over-the-counter market conditions.
The Company believes the carrying amount of the line of credit approximates the fair value due to the variable interest rate and short-term nature of the debt.
The Company has long-term debt with fixed and variable rates of interest as described in Note 7. The carrying amount and the fair value of long-term debt are as follows at June 30, 2009:

	Carrying Amount	Fair Value

Long-term debt at June 30, 2009	$34,127,445	$33,299,000
Reclassifications
The Company made certain reclassifications to the statements of operations for the three and nine months ended June 30, 2008, to conform to classifications for the three and nine months ended June 30, 2009. The statement of operations for the 2008 period was changed to reclassify marketing fees and commissions of approximately $357,000 and $1,011,000 for the three and nine month periods, respectively, netted against revenue rather than as a component of selling, general, and administrative expenses. Freight revenues of approximately $289,000 and $749,000 for the three and nine month periods, respectively, previously netted with freight costs in cost of goods sold, are now included with revenues for the 2008 period. Additionally, certain indirect production taxes, insurance expense and compliance testing fees of approximately $171,000 and $413,000 for the three and nine month periods, respectively, are included in cost of goods sold rather than in selling, general and administrative expenses. Lastly, loan fees and amortization of capitalized debt issue costs of approximately $74,000 and $265,000 for the three and nine month periods, respectively, are included in interest expense rather than selling, general, and administrative expenses. These reclassifications had no effect on members’ equity, net income, or cash flows previously reported.
Recently Adopted Accounting Pronouncements
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This new accounting standard was adopted for our financial statements for the three months ending June 30, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on our financial statements.
In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165 (SFAS 165), “Subsequent Events.” SFAS 165 establishes the general standards of accounting for and disclosure of subsequent events. In addition, it requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This new accounting standard was adopted for our financial statements for the three months ending June 30, 2009. The adoption of SFAS 165 did not have a material impact on our financial statements.

SIOUXLAND ETHANOL, LLC
Notes to Unaudited Condensed Financial Statements
June 30, 2009
Subsequent Events
The Company has evaluated subsequent events through August 14, 2009, the date which the financial statements were available to be issued.
2. UNCERTAINTIES
The Company derives substantially all of its revenues from the sale of ethanol and distillers grains. These products are commodities and the market prices for these products display substantial volatility and are subject to a number of factors which are beyond the control of the Company. The Company’s most significant manufacturing inputs are corn and natural gas. The price of these commodities is also subject to substantial volatility and uncontrollable market factors. In addition, these input costs do not necessarily fluctuate with the market price for ethanol and distillers grains. As a result, the Company is subject to significant risk that its operating margins can be reduced or eliminated due to the relative movements in the market prices of its products and major manufacturing inputs. As a result, market fluctuations in the price of or demand for these commodities can have a significant adverse effect on the Company’s operations, profitability, the availability and adequacy of cash flow to meet the Company’s working capital requirements, and the Company’s ability to maintain compliance with loan covenants. The Company experienced negative margins during the first six months of fiscal 2009 and as a result was out of compliance with certain provisions of the credit agreement at that time. The Company is currently in compliance with all of its covenants in the credit agreement. While the Company received waivers and the lenders have amended the credit agreement for the instances of non-compliance in prior quarters, in the event of future instances of non-compliance, there is no assurance that the Company will continue to receive additional waivers or amendments.
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
Under SFAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. SFAS 157 establishes a hierarchy in determining the fair value of an asset or liability. The fair value hierarchy has three levels of inputs, both observable and unobservable. SFAS 157 requires the utilization of the lowest possible level of input to determine fair value. Level 1 inputs include quoted market prices in an active market for identical assets or liabilities. Level 2 inputs are market data, other than Level 1, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market,

SIOUXLAND ETHANOL, LLC
Notes to Unaudited Condensed Financial Statements
June 30, 2009
and other observable information that can be corroborated by market data. Level 3 inputs are unobservable and corroborated by little or no market data. Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by SFAS 159. No events occurred during the nine months ended June 30, 2009, that would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.
The following table provides information on those assets measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	June 30, 2009	Level 1	Level 2	Level 3
Restricted Cash — current	$104,317	$104,317	$—	$—
Restricted Cash — long-term	$403,000	$403,000	$—	$—
Commodity derivative instruments	$315,773	$315,773	$—	$—
The fair value of the commodity derivative instruments, which relates to corn, and money market funds included in restricted cash are based on quoted market prices in an active market.
4. INVENTORY
Inventory consisted of the following at:

	June 30,	September 30,
	2009	2008*
Raw materials	$2,119,428	$2,634,690
Supplies	342,470	340,485
Work in process	548,180	830,261
Finished goods	1,013,436	292,470

Total	$4,023,514	$4,097,906

*	Derived from audited financial statements.
The Company recorded a loss of approximately $44,000 and $615,000 for the three and nine months ending June 30, 2009, related to inventory where the market value was determined to be less than the cost basis, attributable primarily to decreases in market prices of corn and ethanol. The loss was recorded with the lower of cost or market adjustment in the statement of operations.
5. DERIVATIVE INSTRUMENTS
From time to time, the Company enters into derivative transactions to hedge its exposures to commodity price fluctuations. During the first quarter of 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FAS Statement No. 133 (SFAS 161). This statement requires holders of derivative instruments to provide qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses from derivative instruments, and disclosures about credit-risk-

SIOUXLAND ETHANOL, LLC
Notes to Unaudited Condensed Financial Statements
June 30, 2009
related contingent features in derivative agreements. The Company adopted this statement effective in the first calendar quarter of 2009.
As of June 30, 2009, the Company has entered into corn derivative instruments, which are required to be recorded as either assets or liabilities at fair value in the statement of financial position. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item and when the Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting initially and on an on-going basis. The Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge or a cash flow hedge. While the Company does not typically designate the derivative instruments that it enters into as hedging instruments because of the administrative costs associated with the related accounting, the Company believes that the derivative instruments represent an economic hedge. The Company does not enter into derivative transactions for trading purposes.
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
As of June 30, 2009, the notional amount of the Company’s outstanding corn derivative instruments was approximately 1,060,000 bushels that were entered into to hedge forecasted corn purchases through December 2009.
The following tables provide details regarding the Company’s fair value of the derivative instruments at June 30, 2009, none of which are designated as hedging instruments:

	Balance Sheet location	Assets	Liabilities

Corn contracts	Derivative instruments	$315,773	$—

SIOUXLAND ETHANOL, LLC
Notes to Unaudited Condensed Financial Statements
June 30, 2009
The following tables provide details regarding the approximate gains and (losses) from the Company’s derivative instruments in statements of operations, none of which are designated as hedging instruments:

	Statement of	Three Months Ended June 30,
	Operations location	2009	2008
Corn contracts	Cost of goods sold	$164,000	$9,515,000
Natural gas contracts	Cost of goods sold	—	30,000

Totals		$164,000	$9,545,000

	Statement of	Nine Months Ended June 30,
	Operations location	2009	2008
Corn contracts	Cost of goods sold	$(6,202,000)	$20,875,000
Natural gas contracts	Cost of goods sold	(141,000)	30,000

Totals		$(6,343,000)	$20,905,000

6. LINE OF CREDIT
The Company has a line of credit for up to $3,500,000, subject to borrowing base limitations, until March 1, 2010. Interest accrues on the outstanding balance at the three-month LIBOR rate plus 4%, however, in accordance with an amendment to the loan agreement, beginning May 15, 2009, the minimum rate of interest will not be less than 5.0%. As of June 30, 2009, interest was accruing at 5.0% and is payable monthly. The Company is obligated to pay the lender a commitment fee equal to 0.35% on the unused portion of the line. The Company had an outstanding balance on this line at June 30, 2009, of $1,816,114. The line of credit is secured by a common credit agreement along with the revolving promissory note and the term note described in Note 7.
The Company maintains three standby letters of credit totaling approximately $1,579,000, which reduce the amount available on the line of credit. The letters of credit have been issued for a rail car lease agreement, an electrical purchase agreement and a natural gas purchase agreement. An annual fee of 2.5% of the amount reserved is paid to the lender for the reservation under the letters of credit.

SIOUXLAND ETHANOL, LLC
Notes to Unaudited Condensed Financial Statements
June 30, 2009
7. LONG-TERM DEBT
Long-term debt consists of the following at:

	June 30,	September 30,
	2009	2008*
Term note payable, see terms below	$24,826,875	$26,015,000

Revolving promissory note, see terms below	5,314,855	—

Tax increment financing	3,950,000	4,025,000

Equipment note	35,715	66,839

Total	34,127,445	30,106,839

Less amounts due within one year	4,943,215	4,992,970

Net long-term debt	$29,184,230	$25,113,869

*	Derived from audited financial statements.
Term Note
The Company has a term note which bears interest at a variable rate equal to the three-month LIBOR rate plus 4%, however, in accordance with an amendment to the loan agreement, beginning May 15, 2009, the minimum rate of interest will not be less than 5.0%. As of June 30, 2009, interest was accruing at 5.0% on the variable rate portion of the loan. In April 2008, the Company elected to convert $17,500,000 of the outstanding principal balance of the term note to fixed rates of interest ranging from 5.65% to 6.69% for periods maturing from April 2009 through April 2012. A total of $5,500,000 million converted back to variable rate debt in April 2009. In addition to the scheduled payments, the Company is required to make additional principal payments within 120 days of each fiscal year end equal to 65% of the Company’s excess cash flow determined at the end of the fiscal year, but not to exceed $2,500,000 per fiscal year and an aggregate total of $8,000,000, provided such payments will not result in a default to other loan covenants. At September 30, 2008, the Company included an estimated excess cash flow payment of $2,500,000 with current maturities of long-term debt, in addition to the regularly scheduled principal payments. The Company was not required to make that payment in January 2009 in order to maintain compliance with other provisions of the credit agreement.
Revolving Promissory Note
The Company has a revolving promissory note with the same lending institution for up to $11,881,250. The Company pays interest on the principal advances monthly at a variable rate equal to the three-month LIBOR rate plus 4%, however, in accordance with an amendment to the loan agreement, beginning May 15, 2009, the minimum rate of interest will not be less than 5.0%. As of June 30, 2009, interest was accruing at 5.0% and is payable monthly. Beginning in September 2015, or three months after the repayment of the term note described above, the Company is required to make 10 quarterly installments of $1,188,125, to the extent of the principle balance outstanding, plus accrued interest until December 1, 2017. The Company pays a commitment fee of 0.5% on the unused portion of the revolving promissory note.

SIOUXLAND ETHANOL, LLC
Notes to Unaudited Condensed Financial Statements
June 30, 2009
The term note, the revolving promissory note and the line of credit described in Note 6 are subject to a common credit agreement containing various financial and non-financial covenants that, among other things, limit cash distributions and capital expenditures, and require minimum debt service coverage, net worth and working capital levels. The lending institution modified the terms of the credit agreement to reduce the minimum working capital requirement from $6,000,000 to $4,000,000 beginning January 31, 2009 and from $4,000,000 to $2,750,000 effective April 1, 2009. On December 31, 2009 the minimum working capital requirement will increase to $3,500,000 through December 31, 2010, after which the minimum working capital requirement will increase to $5,000,000. For purposes of the credit agreement, working capital is defined as current assets, plus any unused borrowing capacity under the revolving promissory note, less current liabilities. In addition, the lending institution agreed to eliminate the debt coverage ratio requirement for the fiscal year ending September 30, 2009. The tangible net worth requirement was reduced from $36,800,000 to $35,000,000 effective April 1, 2009. On December 31, 2009, the minimum tangible net worth requirement will increase to $36,250,000 through December 31, 2010, after which it will increase to $37,750,000. Capital expenditures during fiscal years 2008 and 2009 are limited to a total of $2,500,000 for the two year period. Thereafter, capital expenditures are limited to $500,000 per year. The amendment also prohibits distribution of earnings without prior written consent of the lender through September 30, 2010.
With the foregoing modifications, the Company anticipates that it will be able to comply with all covenants in the credit agreement through June 30, 2010, based on its current projection of operating results. However, it is at least reasonably possible that actual results could differ from those projections; which include among other things, management estimates, assumptions, and weighted probabilities for anticipated corn, ethanol, natural gas, and distillers grains prices, cash flows, and production rates and efficiencies. If the Company is not in compliance with its credit agreement covenants, the lending institution may enforce its available remedies against the Company. Among other things, borrowings under the term note, revolving promissory note and the line of credit are secured by a first priority security interest on all of the Company’s business assets. In addition, the lending institution may limit additional advances under the credit agreement in the event it determines there has been an event, occurrence or circumstance that has a material negative effect on the Company’s business operations or prospects.
In connection with the waivers and the amendments to the credit agreement, the interest rate on the variable portion of the Company’s borrowings for the remaining term of the credit agreement was increased from 3% over the three-month LIBOR to 4% over the three-month LIBOR rate, but shall not, in any event, be less than 5%. The amendments to the credit agreement also eliminated the provision that would have lowered the interest rate on the term note and the revolving promissory note to 2.85% above the three-month LIBOR rate after a year end in which the Company’s ratio of net worth to total assets exceeds 60% and the Company was not in default under the terms of the credit agreement.

SIOUXLAND ETHANOL, LLC
Notes to Unaudited Condensed Financial Statements
June 30, 2009
Maturities
The estimated maturities of long-term debt at June 30, 2009, are as follows:

2010	$4,943,215
2011	4,922,500
2012	4,937,500
2013	4,957,500
2014	4,977,500
Thereafter	9,389,230

Total long-term debt	$34,127,445

8. COMMITMENTS AND CONTINGENCIES
Purchase and Sales Commitments
The Company has forward fixed price and basis contracts in place for corn purchases of approximately $10,689,000, which at name plate capacity, represents approximately 40% and 13% of the Company’s anticipated purchases through September 2009 and 2010, respectively. The Company has forward sales contracts in place for the sale of modified wet distillers grain of approximately $4,874,000 which represents approximately 80% and 25% of the Company’s estimated wet distillers grain sales through September 2009 and 2010, respectively. The Company has forward sales contracts in place for the sale of dry distillers grain of approximately $604,000 which represents approximately 14% and 7% of the Company’s estimated dry distillers grain sales through September 2009 and 2010, respectively. The Company also has forward sales contracts in place for the sale of ethanol of approximately $2,766,000 through July 2009, which represents approximately 38% of the Company’s estimated sales volume for the period.
Currently, some of the forward corn contract prices are above current and future estimated market prices for corn in their respective delivery month. Given a decline in corn and ethanol prices since these contracts were entered into, the Company estimates it has incurred an economic loss as of June 30, 2009, on some of these contracted bushels. The Company had accrued losses on these purchase commitments of approximately $125,000, included with accrued expenses, at June 30, 2009. Losses on purchase commitments are recorded in the lower of cost or market adjustment on the statement of operations. This amount includes losses of approximately $65,000 and $573,000 for the three and nine months ended June 30, 2009. The amount of the loss was determined by applying a methodology similar to that used in the lower of cost or market evaluation with respect to inventory. Given the uncertainty of future corn and ethanol prices, this loss may not be recovered, and further losses on the outstanding purchase commitments could be recorded in future periods.
Ethanol Sales Agreement
On May 1, 2009, the Company entered into an Ethanol Product Off-Take Agreement (the “Ethanol Agreement”) with Gavilon LLC (“Gavilon”) and terminated its prior ethanol marketing agreement with Archer Daniels Midland. Under the Ethanol Agreement, Gavilon is obligated to bid on 100% of the

SIOUXLAND ETHANOL, LLC
Notes to Unaudited Condensed Financial Statements
June 30, 2009
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
9. RELATED PARTY TRANSACTIONS
Related party transactions during the nine months ended June 30, 2009 and 2008, consisted of corn purchases from, and sales of distillers grains to, persons who are significant unit holders and/or directors of the Company. All these transactions were on the same terms and conditions extended to unaffiliated parties. The approximate amounts of such transactions are set forth below for the three and nine months ended June 30:

Three Months Ended	2009	2008
Corn purchases	$648,000	$446,000
Distillers grain sales	198,000	264,000

Nine Months Ended	2009	2008
Corn purchases	$2,451,000	$1,774,000
Distillers grain sales	787,000	698,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
     We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three- and nine-month periods ended June 30, 2009. This discussion and analysis should be read in conjunction with the financial statements, notes and the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. Our results of operations for the three- and nine-months ended June 30, 2009 are not necessarily indicative of the results of operations we may experience for the full fiscal year ending September 30, 2009 or any other future period.
Disclosure Regarding Forward-Looking Statements
     This report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains a number of forward-looking statements that relate to future events and our expectations regarding future performance or conditions. Words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements, and others we make from time to time, are subject to a number of risks and uncertainties, both known and unknown. Many factors could cause our actual results to differ materially from those projected in forward-looking statements. While it is impossible to identify all such risk factors, some which could cause our actual results to differ materially from those that we anticipate in our forward-looking statements include, but are not limited to:
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
Overview
     We operate a single dry mill corn-based ethanol plant near Jackson, Nebraska with a stated capacity to produce 50 million gallons of denatured fuel grade ethanol and 160,000 tons of dried distillers grains per year (the “Plant”). The Plant was completed and full scale production began in May 2007. Our revenues are derived primarily from the sale of ethanol and distillers grains (“DGs”). We also began the extraction of corn oil in December 2008 and we are continuing to fine tune the operation of that equipment. We have operated the Plant at substantially full capacity since May 2007 however, we continually evaluate production levels in light of market conditions and there is no assurance that we will continue to operate the Plant at substantially full capacity in future periods. Due to current market conditions in the ethanol industry, the Company is not currently pursuing its previously announced plans to expand the Plant’s productive capacity from 50 million to 100 million gallons per year.
     Our operating results are largely driven by the prices at which we sell ethanol and DGs and the costs related to their production, particularly the prices of corn and natural gas which are the two largest components of our production costs. Ethanol, DGs, corn and natural gas are commodities and their market prices are influenced by supply and demand and a number of other factors over which we have no control. The prices of ethanol, corn and natural gas have been extremely volatile during the past eighteen months and we expect to see continuing fluctuations in these prices during the remainder of fiscal 2009. While we anticipate continued demand for ethanol due to a number of factors discussed in our report on Form 10-K, the downturn in the U.S. economy has reduced the demand for motor fuels generally. This puts downward pressure on the price of unleaded gasoline in U.S. markets and on the price of ethanol. In addition, although the ethanol industry is currently operating at less than capacity, new plants are coming online and existing plants are restarting production. As a result, the ethanol market may continue to be oversupplied. Until we see the demand side keep pace or exceed the supply, we expect we will continue to see downward pressure on the price of ethanol. Our financial condition may be negatively affected by decreases in the selling price of ethanol.
     We realized negative operating margins, cash flows and a net loss during the first half of fiscal 2009 as a result of low ethanol prices, our comparatively high cost of corn, and derivative losses. However, by the end of our second quarter of fiscal 2009, we had used a majority of the higher priced corn that we contracted in 2008. We have also seen a slight rebound in the price of ethanol from the lows earlier in this fiscal year. This improved relationship between the price of ethanol and our cost of corn, in conjunction with other steps mentioned below, has allowed us to return to positive operating margins and a net profit during the quarter ending June 30, 2009. We continue to take steps to reduce our exposure to negative margins including but not limited to reducing overhead expenses, taking various measures to maximize production efficiencies, and making adjustments in our hedging and risk management strategies. Effective May 1, 2009, we terminated our ethanol marketing agreement with Archer Daniels Midland (“ADM”) and entered into a new ethanol marketing agreement with Gavilon, LLC. The new ethanol marketing agreement provides management with more transparent ethanol pricing information, better control over operating margins and an improved ability to market our ethanol, including selling to local markets.

Results of Operations
     Comparison of the three month periods ended June 30, 2009 and 2008. The following table shows the results of our operations for the three months ended June 30, 2009 and 2008.

	Three Months Ended		Three Months Ended
	June 30, 2009		June 30, 2008
	(Unaudited)		(Unaudited)
Statement of Operations Data	Amount	% of Revenues	Amount	% of Revenues
Revenues	$22,880,100	100.0%	$34,257,388	100.0%
Cost of Goods Sold	21,418,162	93.6%	22,238,275	64.9%

Gross Profit	1,461,938	6.4%	12,019,113	35.1%
SG&A Expenses	408,823	1.8%	420,391	1.2%

Operating Income	1,053,115	4.6%	11,598,722	33.9%
Other Expense, net	(631,276)	(2.8)%	(629,961)	(1.9)%

Net Income	$421,839	1.8%	$10,968,761	32.0%

     Revenues. During the three months ended June 30, 2009, we sold approximately 11.6 million gallons of ethanol for approximately $17.4 million comprising 76.3% of our total revenues and approximately 38,000 dry equivalent tons of distillers grains (“DGs”) for approximately $5.1 million comprising 22.1% of our total revenues. We also sold approximately 722,000 pounds of corn oil for approximately $142,000 comprising 0.6% of our total revenues. During the three months ended June 30, 2008, we sold approximately 12.4 million gallons of ethanol for approximately $29.0 million comprising 84.8% of our total revenues and approximately 44,000 dry equivalent tons of DGs for approximately $4.9 million comprising 14.4% of our total revenues. No corn oil was produced at the Plant during the three months ended June 30, 2008. The 33.2% decrease in overall revenues for the three months ended June 30, 2009 as compared to the same period in the previous fiscal year was due primarily to a 39.9% decrease in our ethanol revenues. The decrease in ethanol revenues was due to a 7.0% decrease in gallons sold, in conjunction with a 35.4% decrease in the average sale price per gallon of ethanol. The decrease in gallons sold was primarily a result of slightly reduced production capacity during the three-month period ending June 30, 2009, due to a production equipment issue which was repaired during our scheduled maintenance shut down in June 2009. Our average price per gallon of ethanol sold had fallen from $2.34 during the third quarter of fiscal 2008, to $1.51 during the third quarter of fiscal 2009.
     The decrease in ethanol revenue was partially offset by a 2.7% increase in revenues from the sale of DGs. Although there was a decrease in dry equivalent tons of DGs sold in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008, a 18.8% increase in the average price per dry equivalent ton received for DGs during the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008, resulted in the overall increase in DGs revenue. Modified wet DGs are sold to customers in the local market under contracted or current market prices and typically represents approximately 70.0% of DGs sales. Dry DGs are sold to local customers or to Cenex Harvest States under a marketing agreement. We use forward contracts to lock in a portion of the anticipated sales of distillers grains.
     Cost of Goods Sold. Our cost of goods sold include, among other things, the cost of corn and natural gas, processing ingredients, electricity, salaries and benefits of production personnel, Plant maintenance and depreciation expense. In addition, gains or losses on derivative instruments that we use to hedge the price of corn and natural gas and changes to the carrying value of our inventories affect our costs of goods sold. Although we produced and sold less ethanol and DGs during the quarter ended

June 30, 2009, than we did during the quarter ended June 30, 2008, our costs of goods sold only decreased by approximately $800,000 from period to period. However as a percentage of sales, our cost of goods sold increased 28.7% primarily a result of a $9.4 million change in the recorded amount of derivative gains (discussed below) from period to period. This $9.4 million swing in hedge gains, is also the main driving force in the $10.6 million or 28.7% decrease in gross profit from period to period.
     During the third quarter of fiscal 2009, there was a 29.4% decrease in our price per bushel paid for corn. Including the net effects of lower of cost or market adjustments to corn, our average cost was $3.82 per bushel of corn compared to $5.41 per bushel of corn during the third quarter of the prior fiscal year. Similarly, the average price of natural gas used at the Plant during the third quarter of fiscal 2009 was 64.5% less than during the third quarter of fiscal 2008. In addition, we supplement our natural gas requirements with methane generated at a landfill located near the Plant. During the quarter ended June 30, 2009, we purchased approximately 30,000 decatherms (“Dths”) of methane gas from the landfill, which represented approximately 9.4% of our gas usage for the quarter, at an average purchase price of $4.75 per Dth. This compared to an average purchase price of $3.76 per Dth for natural gas purchased in the same period.
     Because none of our derivative contracts were designated as cash flow or fair value hedges, gains or losses in the market value of these contracts were recognized during the quarters as an increase or decrease to our costs of goods sold. The gain, primarily from corn derivative instruments during the third quarter of fiscal 2009 was approximately $164,000 compared to approximately $9.5 million in gains from corn derivatives during the third quarter of fiscal 2008. Because derivative gains are a reduction to the cost of goods sold, this resulted in an approximate $164,000 decrease in our cost of goods sold for the third quarter of fiscal 2009 as compared to an approximate $9.5 million decrease in the third quarter of fiscal 2008. In addition, cost of goods sold for the third quarter of fiscal 2009, as compared to the third quarter of fiscal 2008, increased as a result of the recognition of lower of cost or market adjustments totaling approximately $109,000 related to inventory and accrued losses on forward corn price purchase contracts, as a result of a determination that the market value of the inventory and of these contracts were less than their cost basis. This was a decrease from the lower of cost or market adjustment of $871,000 and $207,000 recorded in the first and second quarter of fiscal 2009, respectively.
     With the new ethanol marketing agreement entered into during the third quarter of fiscal 2009, management is able to forward contract ethanol sales, while simultaneously purchasing required corn and natural gas inputs, allowing us to lock in relative profit margins. We also use futures and option contracts to help mitigate our exposure to movements in corn and natural gas prices; but there is no assurance that these hedging strategies will be effective With the new marketing structure, and given the current market conditions, we anticipate a smaller volume of derivative instruments than in prior periods. As market conditions change, gains or losses may occur from derivatives in place as of June 30, 2009, and will have an effect on subsequent periods. In addition, gains or losses on derivative instruments do not necessarily coincide with the related corn or natural gas purchases. This may cause substantial fluctuations in cost of goods sold from period to period. While we do not use hedge accounting to match gains or losses on derivative instruments, we believe the derivative instruments provide an economic hedge.
     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses included salaries and benefits of administrative employees, insurance, professional fees and other general administrative costs. These expenses generally do not vary with the level of production at the Plant. While we saw a slight decrease in our SG&A expenses from period to period, the percentage as compared to revenues increased to 1.8% for the quarter ending June 30, 2009 compared to 1.2% the quarter ended June 30, 2008, primarily due to the decrease in revenues from ethanol sales.
     Other Income (Expense). Other expense consists primarily of interest expense on our borrowings of approximately $638,000 and $653,000 during the three months ended June 30, 2009 and 2008,

respectively. Interest expense consisted primarily of interest payments on our credit facilities with Farm Credit Services of America, FLCA (“Farm Credit”) described below. Interest expense also included interest payments on our Tax Increment Revenue Bonds and on a note used to finance certain equipment. Overall our interest costs have declined slightly due to lower average interest rates on that portion of our borrowings that bear interest at variable rates.
     Comparison of the nine-month periods ended June 30, 2009 and 2008. The following table shows the results of our operations for the nine months ended June 30, 2009 and 2008.

	Nine Months Ended		Nine Months Ended
	June 30, 2009		June 30, 2008
	(Unaudited)		(Unaudited)
Statement of Operations Data	Amount	% of Revenues	Amount	% of Revenues
Revenues	$67,877,417	100.0%	$93,889,327	100.0%
Cost of Goods Sold	75,318,991	111.0%	63,442,277	67.6%

Gross Profit (Loss)	(7,441,574)	(11.0)%	30,447,050	32.4%
SG&A Expenses	1,252,425	1.8%	1,363,058	1.4%

Operating Income (loss)	(8,693,999)	(12.8)%	29,083,992	31.0%
Other Expense, net	(1,415,068)	(2.1)%	(2,164,444)	(2.3)%

Net Income (loss)	$(10,109,067)	(14.9)%	$26,919,548	28.7%

     Revenues. During the nine months ended June 30, 2009, we sold approximately 34.8 million gallons of ethanol for approximately $51.7 million comprising 76.2% of our total revenues and approximately 111,000 dry equivalent tons of DGs for approximately $15.1 million comprising 22.3% of our total revenues. We also sold approximately 1.2 million pounds of corn oil for approximately $212,000 comprising 0.3% of our total revenues. During the nine months ended June 30, 2008, we sold approximately 39.6 million gallons of ethanol for approximately $79.3 million comprising 84.4% of our total revenues and approximately 131,000 dry equivalent tons of DGs sales for approximately $13.9 million comprising 14.8% of our total revenues. No corn oil was produced at the Plant during the nine months ended June 30, 2008. The 27.7 % decrease in overall revenues for the nine months ended June 30, 2009 as compared to the same period in the previous year was due primarily to a 34.7% decrease in our ethanol revenues. The decrease in ethanol revenues was due to a 12.1% decrease in gallons of ethanol sold in conjunction with a 25.7% decrease in the average sale price per gallon of ethanol. The decrease in gallons sold was primarily the effect of planned lower production rates in an effort to maximize production efficiencies during a period of reduced margins. In addition our overall production capacity was slightly limited for a portion of the three-month period ending June 30, 2009, due to a production equipment issue which was repaired during our scheduled maintenance shut down in June 2009. Our average price per gallon of ethanol sold had fallen from $2.00 during the first nine months of fiscal 2008, to $1.49 during the first nine months of fiscal 2009.
     The decrease in ethanol revenue was partially offset by a 9.1% increase in revenues from the sale of DGs. Although there was a decrease in tons of DGs sold in the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008, a 28.6% increase in the average price per ton received for DGs during the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008, resulted in the overall increase in DGs revenue.
     Cost of Goods Sold. Although we produced and sold less ethanol and DGs during the nine months ended June 30, 2009, than we did during the nine months ended June 30, 2008, our costs of goods sold increased by $11.9 million or 18.7% during the nine months ended June 30, 2009, compared with the nine months ended June 30, 2008. This was primarily the result of a $27.2 million change in the amount of derivative gains and losses (discussed below), which in effect resulted in a net increase in the cost of goods sold from period to period; offset by an approximate $13.1 million decrease in the cost of corn used, an approximate $3.5 million decrease in the cost of natural gas, and a $1.7 million decrease in processing ingredients. As a percentage of sales, our cost of goods sold increased 43.4% during the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008. This was a result of the increase in the cost of goods sold in conjunction with a 27.7% decrease in revenues from period to period.
     Cost of goods sold during the first nine months of fiscal 2009 include derivative losses of approximately $6.3 million, primarily from corn derivative instruments, compared to approximately $20.9 million in derivative gains from corn derivative instruments during the first nine months of fiscal 2008. This change in derivative gains and losses from period to period resulted in an approximate $27.2 million relative increase in our cost of goods sold during the first nine months of fiscal 2009 compare to the first nine months of fiscal 2008. The losses on these corn derivative instruments were primarily a result of corn prices falling since the dates we entered into these contracts.
     During the first nine months of fiscal 2009, including the net effects of lower of cost or market adjustments to corn, our average cost of corn was $4.00 per bushel, compared to $4.46 per bushel of corn during the first nine months of fiscal 2008. This decrease in the net per bushel price of corn, offset with a 11.0% decrease in the usage of corn, resulted in a net decrease of approximately $13.1 million in our cost of corn as compared to the first nine months of fiscal 2008.
     The average price of natural gas used at the Plant during the first nine months of fiscal 2009 was 40.2% less than during the first nine months of fiscal 2008. In addition, we supplement our natural gas requirements with methane generated at a landfill located near the Plant. During the nine months ended June 30, 2009, we purchased approximately 85,000 Dths of methane gas from the landfill, which represented approximately 8.8% of our gas usage for the period, at an average purchase price of $4.75 per Dth. This compared to an average purchase price of $5.22 per Dth for natural gas purchased in the same period.
     Selling, General and Administrative Expenses. SG&A expenses decreased approximately $111,000 during the nine months ended June 30, 2009 compared to the nine months ended June 30, 2008. A reduction in administrative labor expense for the nine months ended June 30, 2009 was the primary reason for the overall decrease. SG&A expenses increased to 1.8% of total revenues for the nine months ending June 30, 2009 compared to 1.4% for the nine months ended June 30, 2008, primarily due to a decrease in revenues from ethanol sales.
     Other Income (Expense). Other expense consists primarily of interest expense on our borrowings of approximately $1.8 million and $2.4 million during the nine months ended June 30, 2009 and 2008, respectively. Interest expense consisted primarily of interest payments on our credit facilities with Farm Credit described below. Interest expense also included interest payments on our Tax Increment Revenue Bonds and on a note used to finance certain equipment. Overall our interest costs have declined due to lower average interest rates on that portion of our borrowings that bear interest at variable rates and to lower debt balances during the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008. Other income in each period consisted primarily of a patronage dividend from our lenders.

Liquidity and Capital Resources
     As of June 30, 2009, current assets (excluding restricted cash) total approximately $7.6 million. Current liabilities at June 30, 2009 totaled approximately $10.4 million and included approximately $4.9 million of long-term debt obligations due within 12 months. We also have approximately $6.6 million in available credit under the Revolving Promissory Note at June 30, 2009.
     Our principal uses of cash are to pay operating expenses of the Plant and to make debt service payments on our long-term debt described below. Our principal sources of cash are revenues from the sale of ethanol, DGs and corn oil and available borrowing capacity under our Credit Facility with Farm Credit Services of America FLCA and other participating lending institutions (the “Credit Facility”). While our loan agreement is with Farm Credit, they have participated out portions of our loan to other lending institutions. The Credit Facility provides for:
          (i) a term credit facility of $35,643,750 which we are obligated to repay in quarterly installments of $1,188,125 plus accrued interest with the final installment due in March 2015, subject to a requirement to make special principal payments out of excess cash flow in certain cases (the “Term Note”);
          (ii) a revolving credit facility under which we may borrow up to $11,881,250 on a revolving basis as required to meet our working capital needs which we are obligated to repay in quarterly installments of $1,188,125, to the extent of the principal balance outstanding, beginning September 2015, or three months after the repayment of the Term Note described above (the “Revolving Promissory Note”); and
          (iii) a line of credit for up to $3,500,000 which we use primarily for grain hedging (the “Line of Credit”) through February 2010.
     As of June 30, 2009, the remaining principal on the Term Note was approximately $24.8 million. We did not make an annual “excess cash flow” payment of principal under the Term Note in January 2009 in order to maintain compliance with loan covenants.
     We borrowed approximately a net $5.3 million under our Revolving Promissory Note and a net $1.1 million under our Line of Credit during the first nine months of fiscal 2009 in order to meet our cash flow needs. The daily average borrowing under the Revolving Promissory Note during the quarter ended June 30, 2009 was approximately $4.9 million and the outstanding balance at June 30, 2009 was approximately $5.3 million. As a result, we had approximately $6.6 million in available credit under the Revolving Promissory Note at June 30, 2009. However, as discussed below, our ability to obtain additional advances on the Revolving Promissory Note may be limited by the lenders under certain circumstances.
     The daily average borrowing under the Line of Credit during the quarter ended June 30, 2009 was approximately $1.8 million and the outstanding balance at June 30, 2009 was $1.8 million. The amount available to us under the Line of Credit is reduced by the amount of three standby letters of credit totaling approximately $1.6 million as of June 30, 2009. As a result, we had approximately $100,000 in available credit under the Line of Credit.
     Except for amounts on the Term Loan which we have elected to convert to a fixed rate of interest, we pay interest on funds borrowed under the Credit Facility at a variable annual rate equal to 4.0% above the three-month LIBOR rate (however, beginning May 15, 2009, will not be less than 5.0% per annum). The interest rate is reset on a monthly basis and there is no limit on the amount of the change in the interest rate. The average variable interest rate on the Credit Facility during the quarter ended June 30, 2009, was 5.12%.

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
     The Term Note, Revolving Promissory Note and Line of Credit are subject to protective covenants requiring us to maintain various financial covenants, ratios and tangible net worth. They also limit our annual capital expenditures and membership distributions. The lending institutions modified the terms of the credit agreement to reduce the minimum working capital requirement from $6,000,000 to $4,000,000 beginning January 31, 2009. However, as of March 31, 2009, the Company was out of compliance with the amended minimum working capital covenant and obtained a waiver from the lending institutions of this noncompliance. The lending institutions also agreed to further reduce the minimum working capital requirement from $4,000,000 to $2,750,000 effective April 1, 2009. On December 31, 2009, the minimum working capital requirement will increase to $3,500,000 through December 30, 2010, after which the minimum working capital requirement will increase to $5,000,000. For purposes of the credit agreement, working capital is defined as current assets, plus any unused borrowing capacity under the revolving promissory note, less current liabilities. In addition, based on its projections of operating results in previous quarters, the Company reasonably anticipated that it would not be in compliance with the debt service coverage ratio and minimum tangible net worth covenants. The lending institutions agreed to eliminate the debt coverage ratio requirement for the fiscal year ending September 30, 2009. The tangible net worth requirement was reduced from $36,800,000 to $35,500,000 effective April 1, 2009. On December 31, 2009, the minimum tangible net worth requirement will increase to $36,250,000 through December 31, 2010, after which it will increase to $37,750,000. Capital expenditures during fiscal years 2008 and 2009 are limited to a total of $2,500,000 for the two year period. Thereafter, capital expenditures are limited to $500,000 per year. The amendment also prohibits distribution of earnings without prior written consent of the lender through September 30, 2010.
     With the forgoing modifications, the Company anticipates that it will be able to comply with all the covenants in the Credit Facility through June 30, 2010, based on its current projection of operating results. However, it is at least reasonably possible that actual results could differ from those projections; which include among other things, management estimates, assumptions, and weighted probabilities for anticipated corn, ethanol, natural gas, and distillers grains prices, cash flows, and production rates and efficiencies. If the Company is not in compliance with its credit agreement covenants, the lending institution may enforce its available remedies against the Company under the Credit Facility. Among other things, borrowings under the term note, revolving promissory note and the line of credit are secured by a first priority security interest on all of the Company’s business assets. The Company is currently in compliance with all of its credit agreement covenants. While the Company received waivers and the lenders have amended the credit agreement for the instances of non-compliance in previous quarters, in the event of future instances of non-compliance, there is no assurance that the Company will continue to receive additional waivers or amendments.

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
     The Company is facing liquidity issues due to the operating losses that we incurred during the fourth quarter of fiscal 2008 and the first six months of fiscal 2009. Management has taken, and continues to take steps to control operating costs and increase revenues. We expect that our anticipated operating margins generated from the sale of ethanol, DGs and corn oil, and our available borrowing capacity under our Credit Facility will be sufficient to meet our working capital needs and operating expenses through June 30, 2010. However, there is no assurance that these funds available to us will be sufficient to cover our anticipated working capital needs and operating expenses, particularly if lower prices for ethanol and high operating costs, including specifically the cost of corn, return and result in negative operating margins for an extended period. In addition, the lending institution may limit additional advances to us under our Credit Facility in the event it determines there has been an event, occurrence or circumstance that has a material negative effect on our business operations or prospects. In that case, we may not be able to meet our working capital needs even though we remain in compliance with the covenants under the Credit Facility unless we were able to raise additional debt or equity capital. Furthermore, if we are unable to maintain compliance with loan covenants under the Credit Facility, the lending institution may require immediate payment of the outstanding balances of these loans and exercise other remedies available to it. There is no assurance that we could raise additional equity or debt financing if needed to meet our working capital needs or to repay borrowings under the Credit Facility in the event of a default. If we did raise additional equity capital or debt financing, it could result in dilution to the existing holders of our membership units.
Application of Critical Accounting Estimates
     Management uses various estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Accounting estimates that are the most important to the presentation of our results of operations and financial condition, and which require the greatest use of judgment by management, are designated as our critical accounting estimates. We have described these critical accounting estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change. However, there were no changes in the Company’s critical accounting estimates during the nine months ended June 30, 2009.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.

Item 4T. Controls and Procedures
     Our management, including our President and Chief Executive Officer (the principal executive officer), Charles Hofland, along with our Treasurer and Chief Financial Officer (the principal financial officer), Mark Rolfes, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of June 30, 2009. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.
     There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None

Item 6. Exhibits
The following exhibits are included in this report:

Exhibit No.	Exhibit

3.1	Articles of Organization of Siouxland Ethanol, LLC. Filed as Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (Commission File No. 333-123473) and incorporated by reference herein.

3.2	Amended and Restated Operating Agreement of Siouxland Ethanol, LLC. Filed as Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (Commission File No. 333-123473) and incorporated by reference herein.

4.1	Form of Membership Certificate. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 (Commission File No. 333-123473) and incorporated by reference herein.

10.1	Eighth Amendment to Credit Agreement, made and entered into effective April 13, 2009, by and between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 14, 2009 (Commission File No. 000-52420) and incorporated by reference herein.

10.2	Ninth Amendment to Credit Agreement, made and entered into effective May 15, 2009, by and between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed May 20, 2009 (Commission File No. 000-52420) and incorporated by reference herein.

10.3	Tenth Amendment to Credit Agreement, made and entered into effective June 30, 2009, by and between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 1, 2009 (Commission File No. 000-52420) and incorporated by reference herein.

10.4	Ethanol Product Off-Take Agreement, dated May 1, 2009, by and between the Company and Gavilon, LLC. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 20, 2009 (Commission File No. 000-52420) and incorporated by reference herein.

31.1	Certification of Principal Executive Officer pursuant to 17 CFR 240.13a-14(a).

31.2	Certification of Principal Financial Officer pursuant to 17 CFR 240.13a-14(a).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIOUXLAND ETHANOL, LLC
Date: August 14, 2009	/s/ Charles Hofland
Charles Hofland
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2009	/s/ Mark Rolfes
Mark Rolfes
Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)